Form 10QSB
period 1996-03-31
HAWK MARINE POWER INC
filed 1996-05-21
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM TH

                            NOTIFICATION OF RELIANCE
                                       ON
                          TEMPORARY HARDSHIP EXEMPTION

               Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended March 31, 1996

                           Commission File No. 0-17981

                             HAWK MARINE POWER, INC.

A Florida Corporation                                                 59-1886450

                   3025 N.E. 188 Street, Miami, Florida 33180

Issuers telephone number: (305) 932-9230

                    IN ACCORDANCE WITH RULE 201 OF REGULATION
             S-T, THIS 10-QSB IS BEING FILED IN PAPER PURSUANT TO A
                         TEMPORARY HARDSHIP EXEMPTION.

The Company could not obtain all required information necessary to electronically submit form 10-QSB prior to it's due date.

The Company will file an electronic copy of the attached paper document within the time prescribed by rule 201(b) of Regulation S-T (section 232.201(b)).

Contact person: Craig N. Barrie (305) 932-9230

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                           COMMISSION FILE NO. 0-17981

                             HAWK MARINE POWER, INC.

A Florida Corporation                                                 59-1886450

                   3025 N.E. 188 Street, Miami, Florida 33180

Issuers telephone number: (305) 932-9230

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,990,198 shares of the registrant's common stock are issued and outstanding as of May 14, 1996.

Total number of pages contained in this document 10.

                             HAWK MARINE POWER, INC.

                                      INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

Condensed Consolidated Balance Sheets as of March 31, 1996 and September 30,
1995.

Condensed Consolidated Statements of Operations for the Six months ended March 31, 1996 and 1995.

Condensed Consolidated Statements of Cash Flows for the Six months ended March 31, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II. OTHER INFORMATION

ITEM 1. - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             HAWK MARINE POWER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1996    SEPTEMBER 30, 1995
                                            --------------    ------------------
                                              (UNAUDITED)
ASSETS

CURRENT ASSETS

Cash                                           $ 25,336           $ 89,013
Accounts Receivable, Net                        135,028            167,014
Inventory                                       368,972            295,715
Other Current Assets                             47,168             46,184
                                               --------           --------
TOTAL CURRENT ASSETS                            576,504            597,926

PROPERTY AND EQUIPMENT

Furniture & Equipment                           234,740            234,459
Less: Accumulated Depreciation                  208,112            204,354
                                               --------           --------

PROPERTY AND EQUIPMENT - NET                     26,628             30,101
                                               --------           --------

TOTAL ASSETS                                   $603,132           $628,027
                                               ========           ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.

                                            MARCH 31, 1996    SEPTEMBER 30, 1995
                                            --------------    ------------------
                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                              $   107,100        $    68,992
Accrued Expenses                                   38,742             35,286
Customer Deposits                                 154,348            136,056
Notes Payable                                     101,174            101,173
                                              -----------        -----------
CURRENT LIABILITIES                               401,364            341,507
                                              -----------        -----------

TOTAL LIABILITIES                                 401,364            341,507
                                              -----------        -----------

SHAREHOLDERS' EQUITY

Common Stock - $.001 par
value authorized - 50,000,000
shares; issued and outstanding
 2,990,198 shares                                   2,990              2,990
Additional Paid in Capital                      1,604,045          1,604,045
Accumulated Deficit                            (1,405,267)        (1,320,515)
                                              -----------        -----------

TOTAL SHAREHOLDERS' EQUITY                        201,768            286,520
                                              -----------        -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $   603,132        $   628,027
                                              ===========        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                         THREE MONTHS ENDED              SIX MONTHS ENDED
                       MARCH 31       MARCH 31       MARCH 31       MARCH 31
                         1996           1995           1996           1995
                     -----------    -----------    -----------    -----------

Net Sales            $   242,696    $   375,599    $   427,034    $   950,832

Cost of Sales            202,498        359,947        357,342        815,467
                     -----------    -----------    -----------    -----------

Gross Margin              40,198         15,652         69,692        135,365

Selling, General
and Administrative
Expenses                  78,804         78,282        154,669        149,161
                     -----------    -----------    -----------    -----------

Operating (Loss)         (38,606)       (62,630)       (84,977)       (13,796)

Interest - Net                75             17            223             45
                     -----------    -----------    -----------    -----------

Net (Loss)           $   (38,531)   $   (62,613)   $   (84,754)   $   (13,751)
                     ===========    ===========    ===========    ===========
(Loss) Per
Common Share         $      (.01)   $      (.02)   $      (.03)   $      (.01)
                     ===========    ===========    ===========    ===========
Weighted Shares
Outstanding            2,990,198      2,990,198      2,990,198      2,990,198
                     ===========    ===========    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              MARCH 31
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
OPERATING ACTIVITIES

 Net Income (Loss)                                    $ (84,754)   $ (13,841)

Adjustments to Reconcile Net
 Loss to Net Cash Provided
 by Operating Activities:

 Depreciation & Amortization                              3,757        5,754

 (Increase) Decrease in:
 Accounts Receivable  - Net                              31,986      (92,572)
 Inventory                                              (73,257)     167,675
 Other Current Assets                                      (984)      17,692

Increase (Decrease) in:
 Accounts Payable                                        38,108          174
 Accrued Expenses                                         3,456        7,075
 Customer Deposits                                       18,292     (112,255)
                                                      ---------    ---------
Net Cash (Used) Provided
 by Operating Activities                                (63,396)     (20,298)

CASH FLOWS FROM INVESTING
 ACTIVITES:
 Equipment Purchases                                       (281)        (730)

CASH FLOWS FROM FINANCING
 ACTIVITES:
 Net payments on Notes Payable                             -          8,149)
                                                      ---------    ---------
Net Increase (Decrease) in Cash                         (63,677)     (29,177)

CASH AT BEGINNING OF PERIOD                              89,013       22,410
                                                      ---------    ---------
CASH AT END OF PERIOD                                 $  25,336    $  93,233
                                                      =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HAWK MARINE POWER, INC.

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS

MARCH 31, 1996
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Hawk Marine Power, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the expected results for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

NOTE B - GOING CONCERN CONSIDERATION

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,405,267. In addition, the Company's $405,000 11% notes payable (principal balance of $101,173 at March 31,
1996) were due November 1, 1991.

The Company is past due on its obligations to certain noteholders pursuant to a settlement agreement dated April 16, 1992. The Company's ability to continue operations is dependent upon maintaining reduced costs and its current level of business.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at March 31, 1996:

           Net Operating Loss Carry Forward            $  470,348

           Valuation Allowance                           (470,348)
                                                        ---------
           Net Deferred Tax Asset                      $      0
                                                        =========

NOTE D - MAJOR CUSTOMER

For the years ended September 30, 1995 and 1994, approximately 33% and 62% of the company's sales were with the Cigarette Racing Team, Inc. A principal shareholder and chief executive officer of the company is also an officer and employee of Cigarette. During the quarter ended March 31, 1996, $52,907 or 12% of total sales were generated by Cigarette. The loss of this customer, or a substantial decrease in engine orders would have a material adverse affect on the Company's operations.

NOTE E - LITIGATION

The Company is a defendant in a lawsuit filed on March 20, 1995 in the Circuit Court of Dade County, Florida styled as PETROCELLI ELECTRONIC COMPANY, INC. ET AL VS. HAWK MARINE POWER, INC. (Case No. 95-5279 CA01-01). The Plaintiffs are holders of Promissory Notes which the Company executed on November 10, 1988 and which were the subject of various settlement agreements executed on April 16, 1992 which were fulfilled in part by the Company. There are seven Plaintiffs represented in this litigation who are seeking damages of in excess of $40,000 together with interest and cost of collection. The Company has filed a Motion to Dismiss the Plaintiff's complaint and is awaiting a ruling by the court.

In January, 1996, the Company was named in a lawsuit arising from the sale of engines. In HRH TUNKU IRRAHIM ISMAIL VS. ROBERT E. TORTER, CIGARETTE RACING TEAM, INC., JEFFREY I. FRIEDMAN, CENTRAL MANUFACTURING, INC. F/K/A CIGARETTE RACING TEAM, INC., CRAIG BARRIE, HAWK MARINE POWER, INC. (Case No. 95-2252 CIV - GRAHAM), a suit filed in the U.S. District Court for the Southern District of Florida, the plaintiff is seeking damages in connection with alleged breach of contract. The Company's involvement in the lawsuit pertains to engines the plaintiff allegedly ordered and paid for, but, did not receive.

The Company contends that it did not receive payment for the engines and has vigorously contested the complaint. Based upon information presently available to the Company, management believes the outcome of this litigation will not have a material adverse effect on the financial position of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996 the Company reported a net loss of $38,531 compared to a net loss of $62,613 for the quarter ended March, 1995. Net revenues of $242,696 during the current quarter decreased 35% from $375,599 during the same period in fiscal 1995.

Selling, general and administrative expenses for the quarter ended March 31, 1996 ere $78,804, a 1% increase from the same period in fiscal 1995. The change resulted from increased overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $25,336 at March 31, 1996 compared to $89,013 at September 30, 1995. Working capital decreased from $256,419 at September 30, 1995 to $175,140 at the end of the current quarter. The decrease was related to a loss from operation during the first six months of fiscal 1996.

The Company was obligated to retire at November 1, 1991, $405,000 principal amount of its 11% secured promissory notes issued to a group of private investors in October 1988. On April 16, 1992, the Company agreed to enter into settlement with the noteholders pursuant to which the participants who accepted the terms of the settlement agreement would receive a cash payment equal to 86% of their entire investment.

The Company made the first payment to the noteholders in April 1992. However, due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement agreements. On October 8, 1992, the Company made a partial payment of $9,026 to certain noteholders who had initiated litigation, leaving a balance due of $58,673 pursuant to the settlement. The Company has extended the due date and is continuing to seek alternative financing from related or independent financing sources, or through manufacturing arrangements or affiliations with independent industry sources. (See Note E)

PART II.  OTHER INFORMATION

Items 1 - 5

None

Item 6.  Exhibits and Reports on Form 8-K

           (a)   Exhibits: None

           (b)   Reports on Form 8-K: None

SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 1996                  HAWK MARINE POWER, INC.

                                    BY: /s/ CRAIG N. BARRIE
                                       --------------------------------
                                            Craig N. Barrie
                                            President and Chief
                                            Executive Officer