Form 10QSB
period 1996-06-30
HAWK MARINE POWER INC
filed 1996-08-14
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                           COMMISSION FILE NO. 0-17981



                             HAWK MARINE POWER, INC.


A Florida Corporation                                                59-1886450

                   3025 N.E. 188 Street, Miami, Florida 33180

Issuers telephone number:  (305) 932-9230

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.



State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,990,198 shares of the registrant's common stock are issued and outstanding as of August 12, 1996.

Total number of pages contained in this document 10.

                             HAWK MARINE POWER, INC.

                                      INDEX


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 30, 1996 and September 30,
1995.

Condensed Consolidated Statements of Operations for the Nine months ended June 30, 1996 and 1995.

Condensed Consolidated Statements of Cash Flows for the Nine months ended June 30, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION

ITEM 1. - 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                             HAWK MARINE POWER, INC.

                           CONSOLIDATED BLANCE SHEETS


                                   JUNE 30, 1996   SEPTEMBER 30, 1995
                                  --------------   ------------------
                                    (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash                                $ 18,180         $ 89,013
Accounts Receivable, Net             116,477          167,014
Inventory                            338,614          295,715
Other Current Assets                  35,304           46,184
                                    --------         --------

TOTAL CURRENT ASSETS                 508,575          597,926


PROPERTY AND EQUIPMENT

Furniture & Equipment                234,740          234,459
Less:  Accumulated Depreciation      209,989          204,354
                                    --------         --------

PROPERTY AND EQUIPMENT - NET          24,751           30,101
                                    --------         --------

TOTAL ASSETS                        $533,326         $628,027
                                    ========         ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.
                       CONSOLIDATED BLANCE SHEETS (Cont.)



                                     JUNE 30, 1996  SEPTEMBER 30, 1995
                                     -------------  ------------------

                                     (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                      $   100,624          $    68,992
Accrued Expenses                           35,124               35,286
Customer Deposits                         142,402              136,056
Notes Payable                              99,174              101,173
                                      -----------          -----------
CURRENT LIABILITIES                       377,324              341,507
                                      -----------          -----------

TOTAL LIABILITIES                         377,324              341,507
                                      -----------          -----------


SHAREHOLDERS' EQUITY

Common Stock - $.001 par
value authorized - 50,000,000
shares; issued and outstanding
 2,990,198 shares                           2,990                2,990
Additional Paid in Capital              1,604,045            1,604,045
Accumulated Deficit                    (1,451,033)         (1,320,515)
                                      -----------          -----------

TOTAL SHAREHOLDERS' EQUITY                156,002              286,520
                                      -----------          -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $   533,326          $   628,027
                                      ===========          ===========


                 See Notes to Consolidated Financial Statements

                             HAWK MARINE POWER, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                           THREE MONTHS ENDED          NINE MONTHS ENDED
                           JUNE 30     JUNE 30         JUNE 30    JUNE 30
                            1996        1995           1996         1995
                       ----------    -----------       ---------- -----------

Net Sales            $   339,478    $   466,600    $   766,512    $ 1,417,432

Cost of Sales            299,254        213,879        656,596      1,029,346
                     -----------    -----------    -----------    -----------
Gross Margin              40,224        252,721        109,916        388,086

Selling, General
and Administrative
Expenses                  86,000        103,051        240,669        252,212
                     -----------    -----------    -----------    -----------

Operating                (45,776)       149,670       (130,753)       135,874
Income (Loss)

Interest - Net                12             45            235          8,147
                     -----------    -----------    -----------    -----------

Net Income           $   (45,764)   $   149,625    $  (130,518)   $   127,727
(Loss)               ===========    ===========    ===========    ===========

Income (Loss) Per
Common Share         $      (.02)   $      (.05)   $      (.04)   $      (.04)
                     ===========    ===========    ===========    ===========
Weighted Shares
Outstanding            2,990,198      2,990,198      2,990,198      2,990,198
                     ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                             HAWK MARINE POWER, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                        NINE MONTHS ENDED
                                             JUNE 30
                                    --------------------------
                                       1996            1995
                                    ----------       ---------
OPERATING ACTIVITIES

 Net Income (Loss)                  $(130,518)       $ 127,727

Adjustments to Reconcile Net
 Loss to Net Cash Provided
 by Operating Activities:

 Depreciation & Amortization            5,632           10,921

 (Increase) Decrease in:
 Accounts Receivable  - Net            50,537         (134,429)
 Inventory                            (42,899)         117,957
 Other Current Assets                  10,880           28,958

 Increase (Decrease) in:
 Accounts Payable                      31,632           15,114
 Accrued Expenses                        (162)           5,453
 Customer Deposits                      6,346         (157,456)
                                    ---------        ---------
Net Cash (Used) Provided
 by Operating Activities              (68,552)          14,245

CASH FLOWS FROM INVESTING
 ACTIVITES:
 Equipment Purchases                     (281)            (729)

CASH FLOWS FROM FINANCING
 ACTIVITES:
 Net payments on Notes Payable         (2,000)          (9,558)
                                    ---------        ---------
Net Increase (Decrease) in Cash       (70,833)           3,958

CASH AT BEGINNING OF PERIOD            89,013          122,410
                                    ---------        ---------
CASH AT END OF PERIOD                  25,336        $ 126,368
                                    =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HAWK MARINE POWER, INC.

NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
JUNE 30, 1996
(Unaudited)


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the expected results for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.


NOTE B - GOING CONCERN CONSIDERATION


The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,451,033. In addition, the Company's $405,000 11% notes payable (principal balance of $99,173 at June 30,
1996) were due November 1, 1991.

The Company is past due on its obligations to certain noteholders pursuant to a settlement agreement dated April 16, 1992. The Company's ability to continue operations is dependent upon maintaining reduced costs and its current level of business.

NOTE C - FAS 109
Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at June 30, 1996:

         Net Operating Loss Carry Forward           $  470,348

         Valuation Allowance                          (470,348)

                                                    -----------
         Net Deferred Tax Asset                     $     0
                                                    ===========

NOTE D - MAJOR CUSTOMER

For the years ended September 30, 1995 and 1994, approximately 33% and 62% of the company's sales were with the Cigarette Racing Team, Inc. A principal shareholder and chief executive officer of the company is also an officer and employee of Cigarette. During the quarter ended June 30, 1996, $104,737 or 31% of total sales were generated by Cigarette. The loss of this customer, or a substantial decrease in engine orders would have a material adverse affect on the Company's operations.


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

For the quarter ended June 30, 1996 the Company reported a net loss of $45,776 compared to net income of $149,625 for the quarter ended June 30, 1995. Net revenues of $339,478 during the current quarter decreased 27% from $466,600 during the same period in fiscal 1995.


Selling, general and administrative expenses for the quarter ended June 30, 1996 are $86,000, a 17% decrease from the same period in fiscal 1995. The change resulted from decreased overhead costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $18,180 at June 30, 1996 compared to $89,013 at September 30, 1995. Working capital decreased from $256,419 at September 30, 1995 to $131,251 at the end of the current quarter. The decrease was related to a loss from operations during the first nine months of fiscal 1996.


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





Date:    August 12, 1996            HAWK MARINE POWER, INC.



                                    BY: /s/ CRAIG N. BARRIE
                                       ----------------------
                                    CRAIG N. BARRIE

                                    President and Chief

                                    Executive Officer