Form 10KSB
period 1996-09-30
HAWK MARINE POWER INC
filed 1997-05-14
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1996

                             HAWK MARINE POWER, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          FLORIDA                                                59-1886450
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3025 N.E. 188TH STREET, AVENTURA, FLORIDA                          33180
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)

Issuer's telephone number:  (305) 932-9230

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB (X).

State issuer's revenues for its most recent fiscal year:  $1,003,446

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked process of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $16,237 as of April 15, 1997.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date 2,990,198 shares of the registrant's common stock are issued and outstanding as of April 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c ) of the Securities Act of 1993 (the "Act"). None.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]  No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

Hawk Marine Power, Inc. (the "Company") is engaged in the design, production and sale of high performance marine engines for installation in high speed recreational powerboats and offshore racing boats. The Company manufactures its own line of five high output, all gasoline V-8 engines for high speed recreational powerboats and racing, as well as customized engines which are produced solely for racing boats. The Company's engines are hand built from component parts and are sold primarily to premium boat manufacturers. The Hawk Marine high performance engine has established a distinctive reputation among powerboat enthusiasts for performance, speed and endurance. The Hawk engine has received critical acclaim in boating and other publications. The Company regularly exhibits the Hawk engine at various international boat shows held annually in Miami and Fort Lauderdale.

The Company was incorporated as Swift Development, Inc. under the laws of the State of Utah on October 25, 1983, at which time it sold an aggregate of 750,000 shares of common stock to three individuals for total consideration of $15,000. In March 1984, the Company consummated an initial offering of shares of common stock which resulted in the sale of 752,850 shares of common stock from which the Company received net proceeds of approximately $65,000. In August 1984, the Company's original shareholders contributed an aggregate of 280,112 shares of common stock of the Company.

On August 6, 1987, the Company acquired all of the outstanding common stock of Hawk Marine Power, Inc. (a Florida corporation). In connection with the acquisition, the Company changed its name from Swift Development, Inc. to Hawk Marine Power, Inc. The Company was merged into its wholly owned subsidiary, Hawk Marine Power, Inc. effective September 30, 1990. The effect of the transaction was to reincorporate the Company in the state of Florida.

On December 11, 1989 and January 17, 1990, the Company completed the public offering of an aggregate of 197,940 Units of its securities consisting of 593,820 shares of common stock and 197,940 warrants. The Company received net proceeds of approximately $969,500 from the public offering.

PRODUCTS

The Company designs, manufactures and sells high output gasoline V-8 engines and also performs custom work on engines produced by other manufacturers. The Hawk engine was initially produced in 1979 for use in the offshore speedboat racing circuit which was attaining initial popularity. It was produced to accommodate participants in the offshore racing circuit who required a high performance engine. In 1981, Hawk powered speedboats attained international prominence by winning the U.S. Championship and the World Championship of speed boat racing in conjunction with Cigarette Racing Team.

The success of the Hawk engine in international competition generated more widespread interest among speedboat as well as other racing enthusiasts. Despite its reputation, the Company has never been able to attain consistent profitable operations or capitalize on a commercial basis from critical recognition received by Hawk engines. The Company intends to continue to focus its operations to serve the upper segment of the powerboat market.

Following is a more detailed description of the Hawk engines offered by the Company directly and through its authorized dealer network:

HAWK 525: An 8-cylinder, four-stroke, 496 cubic inch engine which produces approximately 525 horsepower and is liquid-cooled.

HAWK 750: A 9-cylinder, four-stroke, 588 cubic inch engine which produces approximately 750 horsepower and is liquid-cooled.

HAWK 800: An 8-cylinder, four-stroke, 589 cubic inch engine which produces approximately 800 horsepower and is liquid-cooled.

HAWK 900:   An 8-cylinder, supercharged four-stroke, 572 cubic inch engine which produces approximately 900 horsepower and is liquid-cooled.

HAWK 1000: An 8-cylinder, four-stroke, 698 cubic inch engine which produces approximately 1000 horsepower and is liquid-cooled.

The Hawk engines described above may be used for recreational or offshore racing boats, although the Company manufactures custom engines utilized solely for racing. Hawk engines, which usually sell in sets of two or three, range in price from $23,000 to $69,000 per engine.

The Hawk engine to management's best knowledge, has been produced for the longest continuous period of any high performance marine engine. Apart from success in various offshore racing events, Hawk engines have received critical recognition in various boating publications including BOATING MAGAZINE, MOTOR BOATING AND SAILING and POWERBOAT MAGAZINE, as well as in various consumer publications not specifically published for the benefit of speedboat enthusiasts.

MANUFACTURING OPERATIONS

Hawk engines are manufactured at the Company's production facility in Aventura, Florida. The engines are hand built from component parts and in certain instances, are custom designed for individual customers. The Company believes the recognition for its high performance engines is attributable to the accumulated experience, knowledge and know-how related to the innovation, design, balancing, assembly and testing of the engine.

The manufacture of the Hawk engine consists of three stages: (i.) hand tooling and modification of component parts; (ii.) assembly of the engine; and (iii.) testing of the engine. The Company orders most of the components used in the Hawk engine directly from manufacturers, distributors and specialty automobile parts suppliers. With the exception of General Motors, which manufactures the engine blocks used in most Hawk engines, the Company does not regard any single supplier as essential to its operations. Most of the components the Company utilizes are available from multiple sources at competitive prices.

Following assembly of the Hawk engine, a rigorous tuning and testing program is utilized. The testing is performed both manually and through use of advanced computer technology. At the present time, the normal production period and the manufacture of the Hawk engine is from five to ten working days. The Company has present production capacity of approximately sixteen (16) engines per month. The Company believes its extensive know-how and experience at all stages of production has enabled it to establish a position of leadership.

The Company warrants its engines for up to one year against defects in materials and workmanship, and to date has not experienced more than a limited number of warranty claims.

At September 30, 1996, the Company accrued approximately $10,000 for anticipated future warranty cost. See "Item 3, Legal Proceedings".

MARKETING AND SALES

The Company concentrates its sales of Hawk engines in the high performance recreational speedboat and racing market. Management believes the high-performance segment of the market represents no more than 5% of the entire recreational market, of which the Company is one of the largest and best know manufacturers. The Company sells Hawk engines directly to premium boat manufacturers including Cigarette Racing Team, Apache Performance Boats, Pantera U.S.A., and Jaguar Marine.

For the years ended September 30, 1996 and 1995, sales of Hawk engines to Cigarette amounted to approximately 24% and 33% of total sales. Craig Barrie, the Company's Chairman of the Board, President, and a principal shareholder, is the President of Cigarette.

The Company regularly exhibits Hawk engines at various international boat shows held annually in Miami and Fort Lauderdale. The Company receives extensive publicity in editorial articles appearing in various boating publications as well as consumer and upscale lifestyle magazines.

PATENTS AND TRADEMARKS

Patents are generally not significant to the powerboat industry, and it is unlikely the Company would be able to obtain any patents with respect to the Hawk engine or elements of its assembly. While the Company believes that the sense of know-how and knowledge regarding the assembly of the Hawk engines represents a trade secret, it is not placing primary reliance on any particular proprietary protection as a means of preserving its competitive position. Trademarks carry greater importance because there is a relatively high brand recognition for high quality products.

GOVERNMENT REGULATION AND PRODUCTION LIABILITY

Certain materials used in engine manufacturing that are toxic, flammable, corrosive or reactive are classified by both federal and state governments as "hazardous materials". Control of these substances is regulated by the Environmental Protection Agency, and state and local pollution control agencies, which may require reports and undertake inspections of facilities to monitor compliance. In addition, under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by the owner or operator, irrespective of the amount of hazardous waste which the generator sent to the site. The Company has sent hazardous waste including cleaning solvents and waste oil to sites through specialized environmental concerns which are responsible for removal and selection of sites for hazardous wastes. The Company's cost of compliance with environmental regulations, including, but not limited to costs associated with hazardous waste disposal sites, has not been and is not expected to be material in relation to its overall operations.

While management of the Company believes that the Hawk engine is safe in normal operation, any motorized product can give rise to product liability claims. The Company maintains product liability insurance in the amount of $500,000. The Company has never been the subject of any claim or lawsuit regarding product liability of associated with the Hawk engines, although there can be no assurance that product liability claims associated with injury to property or persons directly or indirectly attributable to the Hawk engine may not be asserted at a future date.

EMPLOYEES

In addition to its two executive officers, the Company employs a total of six people, of whom one is in administration and five are production. All of the Company's employees are non-union, and the Company believes its relationship with employees is excellent. The south Florida area has a large pool of skilled mechanics, and the Company believes it will be able to hire additional skilled employees, although no assurances can be given in this regard.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's manufacturing facilities together with associated office space in Aventura, Florida, aggregate approximately 8,000 square feet, all of which are leased by the Company. The Company has been leasing its facilities on a month to month basis since May 1, 1992 when the previous lease expired. The Company decided not to execute a long-term commitment at its current location while searching for alternative locations. The monthly payment is $11,000 which includes rent, utilities and maintenance.

ITEM 3.  LEGAL PROCEEDINGS

In January 1992, the Company was named as a defendant in a lawsuit by certain note holders of the company who had participated in the Company's private financing undertaken in September 1988. In Petrocelli Electric Company, Inc., et al v. Hawk Marine Power, Inc. (Case No. 92-00240), a suit filed in the 11th Judicial Circuit for Dade County, Florida, the plaintiff's requested repayment of such promissory notes together with interest and attorneys' fees.

On April 16, 1992, the Company entered into settlement agreements with the plaintiff's along with substantially all of the other note holders pursuant to which each of the participants who accepted the terms of the settlement agreement would receive a cash payment equal to 86% of their entire investment. Pending consummation of such settlement, further pleadings in such lawsuit have been held in abeyance.

The payment would represent full satisfaction of amounts payable under their notes. In consideration for repayment of the notes, those participants accepting the terms of the settlement agreement agreed to assign their shares of common stock received pursuant to the private placement to Mr. Craig Barrie. An amount equal to 68% of the original investment was paid at the time each settlement agreement was executed. The remaining 18% was due August 15, 1992.

Due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement dated April 16, 1992. On October 8, 1992, the Company made a partial payment of $9,026 to the plaintiff's leaving a balance of $58,673 pursuant to the settlement, which is technically in default. The note holders retain a security interest in various collateral of the Company until the amounts due under the promissory notes and settlement agreements are paid. The Company made a payment of $5,000 toward the settlement in September, 1994 and is continuing negotiations with the note holders. See Item 6, Management's discussion and Analysis of Financial condition or Plan of operation and Item 12, Certain Relationships and Related Transactions.

The Company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's third fiscal quarter of 1997 through the arrangement of interim financing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock, $.001 par value, is traded on a limited basis in the over-the-counter market, "pink sheets". The following table sets forth the high and low bid quotations for the Common Stock during the periods indicated. These quotations reflect market prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. There can be no assurances that any future sales of Common Stock of the Company can be made at or near the quotations reported.

                                    HIGH BID                  LOW BID
                                    --------                  -------

         December 1994              $ .0312                    .0312
         March 1995                   .0312                    .0312
         June 1995                    .0312                    .0312
         September 1995               .0312                    .0312
         December 1995                .0312                    .0312
         March 1996                   .0312                    .0312
         June 1996                    .0312                    .0312
         September 1996               .0312                    .0312

On April 15, 1997, the high bid price for the Common Stock was $.01.

As of April 15, 1997, the approximate number of record holders of the Company's Common Stock was 204. However, by virtue of the number of shares held in street name, there may be more beneficial owners of the Company's stock.

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULT OF OPERATIONS

For the year ended September 30, 1996, the Company reported a net loss of $252,041. This compared to net loss of $8,820 for the 1995 fiscal year.

The increase in loss from operations resulted primarily from decreased sales and higher overhead and administrative costs. Sales of $1,003,446 during the current fiscal year decreased by $802,274 or 44.4% from $1,805,720 for the prior year.

Gross profit for 1996 was $157,488 or 16% compared to $294,763 or 16% in 1995. The gross margin remained constant during the current and past fiscal years.

Selling, general and administrative expenses for 1996 were $409,707, an increase of $105,609 or 35% from $304,098 in 1995. Selling, general and administrative expenses represented 41% of sales in 1996 and 17% in 1995. The increase in expenses from the prior year was primarily due to the write off of bad debts.

Interest expense decreased 86% to $87 during the 1996 fiscal year from $644 in 1995. The change resulted from reduced engine financing costs.

Interest income decreased 78% to $265 from $1,159 in 1995. The change in interest income resulted from lower interest rates and the use of cash on hand for working capital during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $85,737 at September 30, 1996 compared to $89,013 at September 30, 1995. At September 30, 1996 there was working capital of $11,605 compared to working capital of $256,419 at September 30, 1995. The working capital decrease was related principally to the decrease in accounts receivable and inventory.

The Company does not anticipate any significant capital expenditures during the 1997 fiscal year. However, the Company was obligated to retire at November 1, 1991, $405,000 principal amount of its 11% secured promissory notes issued to a group of private investors in October 1988. On April 16, 1992, the Company agreed to enter into settlement agreements with the note holders pursuant to which the participants who accepted the terms of the settlement agreement would receive a cash payment equal to 86% of their entire investment. To date, the holders of 10 units in the private placement (representing $337,500 of notes) have accepted the Company's settlement offer. In order to finance the settlement agreement, the Company borrowed $200,000 from three private investors. See Item
12. Certain Relationships and Related Transactions.

The Company made the first payment to the note holders in April 1992. However, due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement agreements. On October 8, 1992, the Company made a partial payment of $9,026 to certain note holders who had initiated litigation. In September, 1994, the Company made another partial payment of $5,000 to the note holders, leaving a balance of $53,673 pursuant to the settlement. The Company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's third fiscal quarter of 1997 through the arrangement of interim financing.

ITEM 7.  FINANCIAL STATEMENTS

Please see the attached consolidated financial statements.

                                    PART III

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information concerning directors and executive officers of the Company as of the date hereof. Officers and Directors are elected on an annual basis.

The present term for each Director will expire at the next annual meeting of shareholders or at such time as his successor is duly elected. Executive officers are elected annually and except to the extent governed by employment contracts, serve at the discretion of the Board of Directors.

         NAME                       POSITIONS(s)                       AGE
         ----                       ------------                       ---

         Craig Barrie               Chairman of the Board, President   47
                                    and Chief Executive Officer

         Berton Lorow               Vice President, Treasurer and      41
                                    Director

CRAIG BARRIE - CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Barrie has been the Company's Chairman of the Board and a Director since August 1987 and President since November 1990. Mr. Barrie founded Hawk Marine Power, Inc. (a Florida corporation) in February 1986 and has served as its Chairman of the Board since that time. Mr. Barrie was elected to the position of President of Cigarette Racing Team, Inc., Miami, Florida during 1992. From 1985 to 1992, Mr. Barrie was the Director of Sales of Cigarette. Between 1968 and 1985, Mr. Barrie was employed by Faberge, Inc., a manufacturer and distributor of cosmetics and other beauty products. He served in various executive capacities, including executive vice president - advertising, and was a member of the Board of Directors of that company. Mr. Barrie currently races powerboats for Cigarette which are powered by Hawk engines.

BERTON LOROW - VICE PRESIDENT, TREASURER, DIRECTOR

Mr. Lorow has been employed by the Company or its predecessors since January 1984 in various technical capacities. He has been employed in the marine industry since 1982, acquiring experience in boat building, rigging and engine assembly. In may 1989, Mr. Lorow was elected Vice President of the Company, and in November 1990 was elected a Director of the Company.

Mr. Lorow is a full time employee of the Company. Mr. Barrie devotes approximately 20 hours a week to the Company's operations. It is not anticipated any Directors will receive an annual fee or other compensation for their duties. Directors will be reimbursed for reasonable expenses incurred in connection with their attendance at meetings.

ITEM 9.  EXECUTIVE COMPENSATION

Total cash compensation paid to all executive officers as a group for services provided to the Company and its subsidiaries in all capacities during the fiscal year ended September 30, 1996 aggregated $81,385. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.


                           SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                                  LONG-TERM COMPENSATION

                                                     AWARDS   PAYOUTS

NAME AND                            OTHER   RESID.                                ALL
PRINCIPAL                           ANNUAL  STOCK                      LTIP       OTHER
POSITION        YEAR    SALARY      BONUS   COMPENSATION    AWARDS     OPTIONS    PAYOUTS   COMPENSATION
--------        ----    ------      -----   ------------    ------     -------    -------   ------------
Craig Barrie    1996    $ 26,000    None       None         None       None       None      None
                1995      26,000    None       None         None       None       None      None
                1994      26,200    None    $  17,947       None       None       None      None

Berton Lorow    1996    $ 55,385    None       None         None       None       None      None
                1995      58,520    None       None         None       None       None      None
                1994      56,848    None       None         None       None       None      None

COMPENSATION PURSUANT TO PLANS

In addition to the compensation previously described, the Company will create a bonus pool equal to 15% of the Company's net income before taxes in excess of $250,000 up to a maximum yearly bonus pool of $300,000. Each of the Company's executive officers and other key management personnel will be entitled to participate in the bonus pool. Participating in the bonus pool and the allocation of amounts thereunder will be determined at the sole discretion of the Company's Board of Directors. No bonus has been paid or accrued under this plan to date.

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement dated October 1, 1988 with Craig Barrie. The agreement expired on September 30, 1991, and is automatically renewable on a year-to-year basis unless written notice of termination is provided by either party and provides for a minimum annual compensation of $25,000. Under the terms of the Agreement, Mr. Barrie is obligated to devote at least 10% of his working time to the affairs of the Company. In addition, the Agreement provides for Mr. Barrie to receive on a quarterly basis during the term of his employment incentive compensation equal to 1.5% of the sales price of each engine sold by the Company as a result of Mr. Barrie's efforts. Mr. Barrie's employment agreement also presently requires him to reimburse the Company for all expenses directly incurred by the Company for parts provided to him in support of his racing activities. However, as provided in such agreement, in the event the Company decides to sponsor offshore powerboat racing, the Company will provide parts and related expenses to Mr. Barrie in connection with such sponsorship.

The employment agreement precludes Mr. Barrie from competing with the Company for a period of twenty-four (24) months following the termination of his employment for cause or by reason of his voluntarily leaving the employ of the Company. Such agreement also requires Mr. Barrie to maintain the confidentiality of information and proprietary data relating to the Company and its products. The agreement also provides for certain executive perquisites such as reimbursement of business expenses, health insurance and related executive benefits.

INCENTIVE STOCK OPTION PLAN

In August 1988, the Company adopted the 1988 Incentive Stock Option Plan (the "Plan") under which 100,000 shares of Common Stock (adjusted in part for the Company's twelve-for-one reverse stock split effective August 25, 1989) have been reserved for issuance to employees of the Company upon exercises of options designed as "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986. The primary purpose of the plan is to attract and retain capable executives and employees by offering certain officers and employees a greater personal interest in the Company's business by encouraging stock ownership. Unless and until an executive committee of the Company's Board of Directors is appointed, the Plan will be administered by the Company's Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and option price. The exercise price of any stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of the grant, and with respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less that 110% of the fair market value of the shares underlying such option on the date of grant. The Board will determine the term of each option and the manner in which it may be exercised provided that no option may be exercisable more than ten (10) years after the date of grant except for optionees who own more than 10% of the Company's Common Stock, in which case the option may not be for more than five (5) years. Further, a director of the Company will not be eligible to receive benefits unless such director is an employee of the Company. From the date of grant until three months prior to the exercise, the optionee must be an employee of the Company in order to exercises any options. Options are not transferable except upon the death of the option. The Board of Directors has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. The Company has not awarded any options to date under the Plan.

STOCK OPTION PLAN

In May 1991, the Company adopted a Stock Option Plan under which options to purchase 295,000 shares of Common Stock were granted to management and other employees. The options were non-qualifying, exercisable at $0.20 per share, and are valid for five years. The options expired in May, 1996 without having been exercised.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock beneficially owned by each officer and director of the Company and all officers and directors as a group and each shareholder who holds more than 5% of the outstanding common stock of the Company. Unless specifically indicated otherwise, all such ownership interest are direct.

                                                    AMOUNT AND
                        NAME AND ADDRESS            NATURE OF
                        OF BENEFICIAL               BENEFICIAL       PERCENT OF
TITLE OF CLASS          OWNER                       OWNER            CLASS
------------------------------------------------------------------------------
Common Stock            Craig Barrie (1) (2)        1,305,172        43.6%
                        3025 NE 188th St.
                        North Miami,
                        Florida 33180

                        Berton Lorow (1) (3)        62,500            2.1%
                        3025 NE 188th St.
                        North Miami,
                        Florida  33180

                        All Directors and          362,672           43.9%
                        Officers as a group
                        (2 persons)

                        Gerald Josephson           230,624            7.7%
                        Cloister Drive
                        Box N732
                        Paradise Island,
                        Nassau, Bahamas

(1) Does not include shares of Common Stock issuable pursuant to the Company's Incentive Stock Option Plan.

(2) Mr. Barrie is Chairman of the Board, President and Chief Executive Officer of the Company. Includes options to purchase 75,000 shares of the Company's Common Stock.

(3) Mr. Lorow is Vice President and a Director of the Company. Includes options to purchase 50,000 shares of the Company's Common Stock.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had sales to Cigarette Racing Team, Inc. of $242,332, representing 24% of total sales for the year. Mr. Craig Barrie, the Company's Chairman of the Board, President and Chief Executive Officer, is President of Cigarette.

In October 1988, in conjunction with the private placement of units of the Company's securities, an aggregate of $405,000 principal amount of its 11% secured promissory notes due November 1, 1991 and 575,000 shares of Common Stock of the Company were issued to the participants. In January 1992, certain of the aforementioned noteholders filed a lawsuit against the Company which requested repayment of such promissory notes together with interest and attorney's fees. On April 16, 1992, the Company agreed to enter into settlement agreements with these noteholders pursuant to which the participants who accepted the terms of settlement agreement would receive a cash payment from the Company and Mr. Craig Barrie (the Company's Chairman, President and Chief Executive Officer and a principal shareholder of the Company) equal to 86% of their entire investment.

Pending consummation of such settlement, further pleadings in such lawsuit have been held in abeyance. An amount equal to 68% of the original investment was paid at the item each settlement agreement was executed. The remaining 18% was due August 15, 1992. Due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement. Partial payments were made to the plaintiffs in October 1992 and September 1994 for $9,026 and $5,000, respectively, leaving a balance due of $53,673. The noteholders retain a security interest in various collateral of the Company until the amounts due under the promissory notes and settlement agreements are paid. The Company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's third fiscal quarter of 1997 through the arrangement of interim financing.

As part of the Company's product development and testing, and advertising and promotion programs, the Company has previously paid for certain parts and provided labor for the Hawk engines in Mr. Barrie's offshore racing boat. Commencing October 1, 1988, Mr. Barrie agreed to reimburse the Company for such expenses, and they have been repaid in full. Under the terms of Mr. Barrie's Employment Agreement, at such time as the Company allocates funds to sponsor offshore powerboat racing, the Company will provide certain parts and labor for Hawk engines for use by Mr. Barrie without reimbursement. Such expenses are not expected to exceed $50,000 in any fiscal year.

ITEM 12. EXHIBIT AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

2.0  Agreement and Plan of Reorganization (1)

2.1  Agreement of Merger (1)

3.0 Certificate of Incorporation of Hawk Marine Power, Inc. (a Utah corporation) as Amended (1)

3.1 Certificate of Incorporation of Hawk Marine Power, Inc. (a Florida corporation) as Amended (1)

3.2  Bylaws of Hawk Marine Power, Inc. (a Utah corporation) (1)

3.3  Bylaws of Hawk Marine Power, Inc. (a Florida corporation) (1)

3.4  Specimen Certificate of Common Stock (1)

4.0  Form of 11% Secured Promissory Note (1)

10.0 Employment Agreement with Craig Barrie (1)

10.1 Form of Warrant to be sold to Palm Beach Financial, Inc. (1)

10.2 Form of Warrant Agency Agreement (1)

(1) Filed as the same encumbered exhibit to the Registration's Registration Statement (File No. 33-30906-A) previously filed.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1997                      HAWK MARINE POWER, INC.



                                          By: /s/ CRAIG BARRIE
                                          -------------------------------------
                                          Craig Barrie, President
                                          and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

/s/ CRAIG BARRIE  - President and Chief Executive Officer,
----------------    Director                                        May 2, 1997
Craig Barrie


/s/ BERTON LOROW  - Vice President, Director                        May 2, 1997
----------------
Berton Lorow

                             HAWK MARINE POWER, INC.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

ACCOUNTANT'S REPORT                                                     3 - 4


BALANCE SHEETS                                                            5


STATEMENTS OF OPERATIONS                                                  6


STATEMENTS OF CHANGES  IN STOCKHOLDER'S EQUITY                            7


STATEMENTS OF CASH FLOW                                                   8


NOTES TO THE FINANCIAL STATEMENTS                                      9 - 16

                                  JERE J. LANE
                           Certified Public Accountant
                              2901 N.W. 112 Avenue
                          Coral Springs, Florida 33065
                                 (954) 340-2848

To the Board of Directors and Stockholder's
Hawk Marine Power, Inc.
3025 N.E. 188 Street
Aventura, Florida 33180

I have audited the accompanying balance sheet of Hawk Marine Power, Inc. as of September 30, 1996 and 1995, and the related statements of operations, changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawk Marine Power, Inc. as of September 30, 1996 and 1995 and the results of its operations, changes in stockholder's equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, a significant part of the Company's business has been dependent upon one customer, and the loss of that customer may have a material adverse effect on the Company. There are no formal contracts to continue business with this customer.

The financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the liquidity of the Company has been adversely affected by losses from operations and the Company is past due on its obligations to certain note holders pursuant to a settlement agreement dated April 16, 1992 (see Note 6). All of the foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note
3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ JERE J. LANE
--------------------
Jere J. Lane, C.P.A.

April 15, 1997

                             HAWK MARINE POWER, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995

                                     ASSETS

                                                         1996          1995
                                                     -----------    -----------
CURRENT ASSETS:
   CASH                                              $    85,737    $    89,013
   ACCOUNTS RECEIVABLE (NET OF
      ALLOWANCE FOR DOUBTFUL ACCOUNTS
      OF $2,246 AND $3,408 AT
      SEPTEMBER 30, 1996 AND 1995                          8,321        167,014
  INVENTORY                                              247,610        295,715
  PREPAID EXPENSES                                         2,968          4,140
  PURCHASE DEPOSITS                                         --           38,525
  OTHER CURRENT ASSETS                                      --            3,519
                                                     -----------    -----------

TOTAL CURRENT ASSETS                                     344,636        597,926

PROPERTY AND EQUIPMENT (NET OF
   ACCUMULATED DEPRECIATION OF $211,866
   AND $204,358 AT SEPTEMBER 30, 1996  AND 1995           22,874         30,101
                                                     -----------    -----------
TOTAL ASSETS                                         $   367,510    $   628,027
                                                     ===========    ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                  $    83,169    $    68,992
   ACCRUED EXPENSES                                       26,989         35,286
   CUSTOMER DEPOSITS                                     121,700        136,056
   NOTES PAYABLE                                         101,173        101,173
                                                     -----------    -----------

   TOTAL CURRENT LIABILITIES                             333,031        341,507
                                                     -----------    -----------

TOTAL LIABILITIES                                        333,031        341,507
                                                     -----------    -----------

                              STOCKHOLDER'S EQUITY

  COMMON STOCK                                             2,990          2,990
  ADDITIONAL PAID IN CAPITAL                           1,604,045      1,604,045
  ACCUMULATED DEFICIT                                 (1,572,556)    (1,320,515)
                                                     -----------    -----------

TOTAL STOCKHOLDER'S EQUITY                                34,479        286,520
                                                     -----------    -----------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                              $   367,510    $   628,027
                                                     ===========    ===========


 SEE ACCOUNTANT'S REPORT AND THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996            1995
                                                   -----------      -----------

NET SALES                                          $ 1,003,446      $ 1,805,720

COST OF SALES                                          845,958        1,510,957
                                                   -----------      -----------

GROSS PROFIT                                           157,488          294,763

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              409,707          304,098
                                                   -----------      -----------

OPERATING INCOME (LOSS)                               (252,219)          (9,335)
                                                   -----------      -----------


OTHER INCOME (EXPENSES)

  INTEREST EXPENSE                                         (87)            (644)
  INTEREST INCOME                                          265            1,159
                                                   -----------      -----------

  TOTAL OTHER INCOME                                       178              515
                                                   -----------      -----------

NET (LOSS)                                         $  (252,041)     $    (8,820)
                                                   ===========      ===========

NET (LOSS) PER COMMON SHARE                        $     (.084)     $     (.003)
                                                   ===========      ===========


NUMBER OF SHARES USED IN COMPUTATION
  OF NET (LOSS) PER SHARE                            2,990,198        2,990,198
                                                   ===========      ===========


 SEE ACCOUNTANT'S REPORT AND THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                           1996          1995
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                       $(252,041)    $  (8,820)

ADJUSTMENTS TO RECONCILE NET LOSSES
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:

  DEPRECIATION                                              7,509        14,661
  INCREASE (DECREASE) IN PROVISION FOR BAD DEBTS           (1,162)        3,408
  (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE              159,855        67,443
  (INCREASE) DECREASE IN INVENTORY                         48,105       283,089
  DECREASE IN PREPAID EXPENSES                              1,172        12,869
  DECREASE IN PURCHASE DEPOSITS                            38,525         5,261
  (INCREASE) DECREASE IN OTHER CURRENT ASSETS               3,519         1,451
  (DECREASE) IN ACCOUNTS PAYABLE                           14,177          (202)
  INCREASE (DECREASE) IN ACCRUED EXPENSES                  (8,297)      (18,336)
  INCREASE (DECREASE) IN CUSTOMER DEPOSITS                (14,356)     (393,491)
                                                        ---------     ---------

  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                             (2,994)      (32,667)
                                                        ---------     ---------

CASH UTILIZED FOR INVESTING ACTIVITIES:

  PURCHASE OF EQUIPMENT FOR CASH                             (282)         (730)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  (DECREASE) IN NOTES PAYABLE                                --        (250,000)
  INCREASE IN ADDITIONAL PAID IN CAPITAL                     --         250,000
                                                        ---------     ---------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                       --             --
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (3,276)      (33,397)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                        89,013       122,410
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $  85,737     $  89,013
                                                        =========     =========

 SEE ACCOUNTANT'S REPORT AND THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                             HAWK MARINE POWER, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                           SEPTEMBER 30, 1996 AND 1995

                                                                                                                     TOTAL
                                         COMMON STOCK                                                             STOCKHOLDER'S
                                         $.001 PAR VALUE                   ADDITIONAL         ACCUMULATED            EQUITY
                                         ISSUED             AMOUNT       PAID IN CAPITAL        DEFICIT             (DEFICIT)
                                       -----------       -----------     ---------------      ------------       --------------

BALANCE AT SEPTEMBER 30, 1994            2,990,198       $     2,990       $ 1,354,045        $(1,311,695)       $    45,340

RECLASSIFICATION OF NOTE
  PAYABLE TO STOCKHOLDER                                                       250,000                               250,000

NET (LOSS) - YEAR ENDED
  SEPTEMBER 30, 1995
                                                                                                   (8,820)            (8,820)
                                       -----------       -----------       -----------        -----------        -----------

BALANCE AT SEPTEMBER 30, 1995            2,990,198             2,990         1,604,045         (1,320,515)           286,520

NET (LOSS) - YEAR ENDED
  SEPTEMBER 30, 1996                                                                             (252,041)          (252,041)
                                       -----------       -----------       -----------        -----------        -----------
BALANCE AT SEPTEMBER 30, 1996            2,990,198       $     2,990       $ 1,604,045        $(1,572,556)       $    34,479
                                       ===========       ===========       ===========        -----------        -----------


 SEE ACCOUNTANT'S REPORT AND THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1 - ORGANIZATION

Hawk Marine Power, Inc. (the Company is engaged in the design, production and sale of high performance marine engines for installation in high speed recreational powerboats and offshore racing boats. The Company's engines are custom designed and hand built from component parts and sold primarily to premium boat manufacturers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of 90 days of less to be cash equivalents.

INVENTORY

Inventory is valued at lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Depreciation is computed using the straight line method over the estimated useful lives of the assets, which range from 5 to 10 years, except for leasehold improvements which are depreciated over prescribed useful lives. Expenditures for maintenance and repairs are charged against operations as incurred.

WARRANTIES

The Company's products are generally under warranty against defects in material and workmanship for a period of 90 days to one year from date of sale. The Company has established an accrual for these anticipated future warranty costs.

NET INCOME (LOSS PER SHARE)

The warrants issued pursuant to a public offering (See Note 11) as well as stock options issued by the Company have not been included in the calculation of
(loss) per share for the years ended September 30, 1996 and 1995 as they are anti-dilutive.

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109. Under such standard, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The principal item resulting in the difference is depreciation and amortization and the net operating loss carryforward. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and/or liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided for deferred tax assets that do not meet a "more likely than not" criterion.

SALES REVENUE RECOGNITION

Revenues for the sale of products is recognized upon shipment to the customer. Service revenue is recognized when the service is performed.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary investments and accounts receivable. The Company invests its excess cash in both deposits and high quality short-term liquid money market instruments with major financial institutions and the carrying value approximates market value. The Company has not incurred losses related to these investments.

MAJOR CUSTOMER

For the years ended September 30, 1996 and 1995, one customer accounted for 24% and 33% of net sales. (See Note 10.)

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 3 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $252,041 for the year ended September 30, 1996, and cumulative losses since inception of $1,572,556. In addition, as disclosed in Note 6, the Company's notes payable (principal balance of $101,173at September 30, 1995) were due in November 1991. As a result of the losses and debt service requirements, the Company's working capital has been diminished, borrowing requirements have increased, and financial position has been significantly impaired. The Company is past due on its obligations to certain noteholders pursuant to a settlement agreement dated April 16, 1994. The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of profitability and to obtain suitable, sufficient financing or the restructuring of existing obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's continued existence as a going concern is substantially dependent on achieving its 1997 operating plans which include the following:

The Company's commenced cost-savings measures and is otherwise seeking to improve the Company's cash flow. In this regard, the Company reduced factory and corporate overhead by implementing payroll efficiencies and reduced rent costs upon expiration of the operating lease. The Company has plans to reduce other operating and overhead costs, including, but not limited to reduction in production costs (direct labor and raw materials ) through increased labor and purchasing efficiencies.

The Company has obtained deposits from customers in connection with firm purchase orders which it believes will further help finance operating costs.

NOTE 4 - INVENTORY

Inventory consists of the following:

                                                            SEPTEMBER 30,
                                                        1996            1995
                                                      --------        --------
         Parts & Accessories                          $130,411        $190,515
         Work-In Process                               117,199          87,700
         Finished Goods                                  -              17,500
                                                      --------        --------
                                                      $247,610        $295,715
                                                      ========        ========

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           SEPTEMBER 30,
                                                       1996            1995
                                                     --------        --------
         Office Furniture and Equipment              $ 40,193        $ 40,193
         Shop Equipment                               166,026         165,745
         Leasehold Improvements                        28,521          28,521
                                                     --------        --------
                                                      234,740         234,459
         Less: Accumulated Depreciation               211,866         204,358
                                                     --------        --------
         Total Property and Equipment                $ 22,874        $ 30,101
                                                     ========        ========

Depreciation expense was $7,509 and $14,661 for the years ended September 30, 1996 and 1995, respectively.

NOTE 6 - NOTES AND LEASES PAYABLE

Note and Leases Payable consists of the following:

                                                             SEPTEMBER 30,
                                                           1996       1995
                                                         --------   --------

Notes payable originally due November 1, 1991,
collateralized by all of the Company's assets,
accruing interest at 11% payable semiannually            $101,173   $101,173

Accrued Interest                                           13,031     13,031
                                                         --------   --------

         Total Debt                                       114,204    114,204

         Less:  Current Maturities                        114,204    114,204
                                                         --------   --------
                                                         $    --    $     --
                                                         ========   ========

Interest expense for the years ended September 30, 1996 and 1995 amounted to $87 and $644 respectively.

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 7 - CONTINGENT LIABILITIES

In January 1992, The Company was named as a defendant in a lawsuit by certain note holders (which represents $27,080 of the outstanding balance) of the Company who had participated in the Company's private financing undertaken in September 1988. In Petrocelli Electric Company, Inc., et al v. Hawk Marine Power, Inc. (Case No. 92-00240), a suit filed in the 11th Judicial Circuit for Dade County, Florida, the plaintiffs are requesting repayment of such promissory notes together with interest and attorneys' fees. Effective April 16, 1992, the Company entered into settlement agreements and made initial payments to these plaintiffs. In October 1992 a second payment of $9,027 was made towards effecting this settlement. A third payment of $5,000 was made in September 1995. The noteholders retain a security interest in various collateral of the Company until the amounts due per the settlement agreements and notes payable are paid. The company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's third fiscal quarter of 1997 through the arrangement of interim financing.

NOTE 8 - COMMITMENTS

Lease Commitments

The Company leases office and service bay space for its premises in Aventura, Florida pursuant to an operating lease. As of September 30, 1996 and 1995, the Company is paying rent on a month-to-month basis. Rent expense, excluding common overhead, for the years ended September 30, 1996 and 1995 amounted to $94,800 and $94,800 respectively.

COMPENSATION PLANS

a. An agreement with an officer provides for compensation of $25,000 per year for three years and incentive compensation equal to 1.5% of sales generated by the officer. The agreement automatically renews on a year to year basis unless written notice of termination is delivered by either party to the other no later than thirty days prior to any renewal term. The agreement was renewed for the year ended September 30, 1996.

b. The Company has created a management bonus pool for key management personnel equal to 15% of the income in excess of $250,000 up to a maximum yearly bonus of $300,000.

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 8 - COMMITMENTS (CONTINUED)

COMPENSATION PLANS (CONTINUED)

c. 1988 Incentive Stock Option Plan - In August 1988, the Company adopted the 1988 Incentive Stock Option Plan (the "Plan") under which 100,000 shares of common stock have been reserved for issuance to employees of the Company upon exercise of options designated as "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986. The Exercise price of any stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant and, with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Board will determine the term of each option and the manner in which it may be exercised provided that no option may be exercisable more that ten (10) years after the date of grant except for optionees who own more than 10% of the Company's common stock, in which case the option may not be for more than five (5) years. Further, a director of the Company will not be eligible to receive benefits unless such director is also an employee of the Company.

The Company has not awarded any options to date under the Plan.

d. Non-statutory Employee Stock Option Program - On May 1, 1991, the Company adopted a non-statutory employee stock option program. The plan provided for the allocation of 295,000 options, all of which were issued, each exercisable for a five year period for one share of common stock. The options were exercisable at $0.20 per share and expired April 30, 1996. As of September 30, 1996, no options were exercised.

NOTE 9 -  MAJOR CUSTOMER AND RELATED PARTY TRANSACTIONS

Of the Company's total sales for the years ended September 30, 1996, and 1995, approximately $242,332 and $600,552 or 24% and 33%, respectively, were with one customer, Cigarette Racing Team, Inc. A principal shareholder and the chief executive officer of the Company is also an officer and employee of this customer. At September 30, 1996 and 1995, there were balances of $ -0- and $42,816 due from this customer, respectively.

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 10 - SHAREHOLDERS' EQUITY

In connection with a public offering in 1989, the Underwriter received warrants to purchase up to 59,382 shares of the Company's common stock at a price of $2.40 per share for a four year period commencing November 5, 1990. The warrants expired as of November 5, 1994.

On October 5, 1992, in consideration of a loan, the Company issued 200,000 shares of the Company's $.001 par value common stock to a third party. The valuation of the shares was at $.03 per share based on the approximate market value.

NOTE 11 - INCOME TAXES

Income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. To date, the Company has incurred tax operating losses and therefore, has generated no income tax liabilities. As of September 30, 1996, the Company has generated net operating loss carryforwards totaling approximately $1,490,961 which are available to offset future taxable income through 2011. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

The components of the net deferred tax asset as of September 30, 1996 are as follows:

Deferred Tax Assets:
         Net operating Loss Carry forward                     $506,925
         Investment Credit                                       7,712
                                                              --------
                                                               514,637

         Valuation Allowance                                  (514,637)
                                                              --------
         Net Deferred Tax                                     $      -
                                                              ========

                             HAWK MARINE POWER, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

NOTE 11 - INCOME TAXES (CONTINUED)

Net operating loss carry forwards are scheduled to expire as follows:

                  EXPIRATION DATE                        AMOUNT
                  ------------------                   ----------
                  September 30, 2003                   $   80,900
                  September 30, 2004                       20,300
                  September 30, 2005                      357,400
                  September 30, 2006                      333,000
                  September 30, 2007                      259,500
                  September 30, 2008                      179,000
                  September 30, 2110                        8,820
                  September 30, 2111                      252,041
                                                       ----------
                  Total                                $1,490,961
                                                       ==========

The Company also has investment credit carry forwards of $7,712 which will expire on September 30, 2001 if not utilized.

                                 EXHIBIT INDEX

EXHIBIT
  27      Financial Data Schedule