Form 10QSB
period 1996-12-31
HAWK MARINE POWER INC
filed 1997-05-14
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

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

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,990,198 shares of the registrant's common stock are issued and outstanding as of May 12, 1997.

Total number of pages contained in this document 10.

                             HAWK MARINE POWER, INC.

                                      INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT (UNAUDITED)

Condensed Balance Sheets as of December 31, 1996 and September 30, 1996.

Condensed Statements of Operations for the Three months ended December 31, 1996 and 1995.

Condensed Statements of Cash Flows for the Three months ended December 31, 1996 and 1995.

Notes to Condensed Financial Statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION

ITEM 1. - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             HAWK MARINE POWER, INC.

                                 BALANCE SHEETS

                                          DECEMBER 31, 1996   SEPTEMBER 30, 1996
                                          -----------------   ------------------
                                             (UNAUDITED)
ASSETS

CURRENT ASSETS

Cash                                           $ 25,875           $ 85,737
Accounts Receivable, Net                          7,692              8,321
Inventory                                       208,241            247,610
Other Current Assets                              4,532              2,968
                                               --------           --------

TOTAL CURRENT ASSETS                            246,340            344,636

PROPERTY AND EQUIPMENT

Furniture & Equipment                           234,740            234,740
Less:  Accumulated Depreciation                 212,343            211,866
                                               --------           --------
PROPERTY AND EQUIPMENT - NET                     22,397             22,874
                                               --------           --------
TOTAL ASSETS                                   $268,737           $367,510
                                               ========           ========

                        SEE NOTES TO FINANCIAL STATEMENTS

                             HAWK MARINE POWER, INC.
                             BALANCE SHEETS (Cont.)

                                          DECEMBER 31, 1996   SEPTEMBER 30, 1996
                                          -----------------   ------------------
                                             (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                            $    65,481         $    83,169
Accrued Expenses                                 28,195              26,989
Customer Deposits                                58,100             121,700
Notes Payable                                   101,173             101,173
                                            -----------         -----------
CURRENT LIABILITIES                             252,949             333,031
                                            -----------         -----------
TOTAL LIABILITIES                               252,949             333,031
                                            -----------         -----------
SHAREHOLDERS' EQUITY
Common Stock - $.001 par
value authorized - 50,000,000
shares; issued and outstanding
 2,990,198 shares                                 2,990               2,990
Additional Paid in Capital                    1,604,045           1,604,045
Accumulated Deficit                          (1,607,036)         (1,572,556)
                                            -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                           (1)             34,479
                                            -----------         -----------
TOTAL LIABILITIES AND

SHAREHOLDERS' EQUITY                        $   252,948         $   367,510
                                            ===========         ===========

                        See Notes to Financial Statements

                             HAWK MARINE POWER, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                            DECEMBER 31,         DECEMBER 31,
                                                1996                 1995
                                            -----------          -----------

Net Sales                                   $   282,883          $   184,338

Cost of Sales                                   238,690              154,844
                                            -----------          -----------
Gross Margin                                     44,193               29,494

Selling, General
and Administrative
Expenses                                         63,009               75,865
                                            -----------          -----------
Operating (Loss)                                (18,816)             (46,371)

Interest - Net                                      123                  148
                                            -----------          -----------
Net Income                                  $   (18,693)         $   (46,223)
(Loss)
                                            ===========          ===========
Income (Loss) Per
Common Share                                $      (.01)         $      (.02)
                                            ===========          ===========
Weighted Shares
Outstanding                                   2,990,198            2,990,198
                                            ===========          ===========

                        See Notes to Financial Statements
                                      5

                             HAWK MARINE POWER, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           DECEMBER  31,
                                                     --------------------------
                                                       1996              1995
                                                     --------          --------
OPERATING ACTIVITIES

 Net (Loss)                                          $(18,693)         $(46,223)

Adjustments to Reconcile Net
 Loss to Net Cash Provided
 by Operating Activities:

 Depreciation & Amortization                              479             1,877

 (Increase) Decrease in:
 Accounts Receivable  - Net                               629            41,049
 Inventory                                             39,369           (41,796)
 Other Current Assets                                  (1,564)           (2,785)

 Increase (Decrease) in:
 Accounts Payable                                     (17,688)           (2,594)
 Accrued Expenses                                       1,206                65
 Customer Deposits                                    (63,600)           (2,822)
                                                     --------          --------
Net Cash (Used) Provided
 by Operating Activities                              (59,862)          (53,229)

CASH FLOWS FROM INVESTING
 ACTIVITES:
 Equipment Purchases                                     --                (281)
                                                     --------          --------
Net Increase (Decrease) in Cash                       (59,862)          (53,510)

CASH AT BEGINNING OF PERIOD                            85,737            89,013
                                                     --------          --------
CASH AT END OF PERIOD                                $ 25,875          $ 35,503
                                                     ========          ========

                        SEE NOTES TO FINANCIAL STATEMENTS

HAWK MARINE POWER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements of Hawk Marine Power, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the expected results for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

NOTE B - GOING CONCERN CONSIDERATION

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,607,036. In addition, the Company's $405,000 11% notes payable (principal balance of 101,173 at December 31, 1996) were due November 1, 1991. The Company has reached agreement with certain noteholders to retire the notes payable for the sum of $50,000.

The Company's ability to continue operations is dependent upon maintaining reduced costs and its current level of business.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at December 31, 1996:

         Net Operating Loss Carry Forward           $  506,925

         Valuation Allowance                          (506,925)

                                                    ----------

         Net Deferred Tax Asset                     $     0

                                                    ==========


NOTE D - MAJOR CUSTOMER

For the years ended September 30, 1996 and 1995, approximately 24% and 33% of the company's sales were with the Cigarette Racing Team, Inc. A principal shareholder and chief executive officer of the company is also an officer and employee of Cigarette. During the quarter ended December 31, 1996, no sales were generated by Cigarette. The loss of this customer, or a substantial decrease in engine orders would have a material adverse affect on the Company's operations.

NOTE E - LITIGATION

The Company is a defendant in a lawsuit filed on March 20, 1995 in the Circuit Court of Dade County, Florida styled as PETROCELLI ELECTRONIC COMPANY, INC. ET AL VS. HAWK MARINE POWER, INC. (Case No. 95-5279 CA01-01). The Plaintiffs are holders of Promissory Notes which the Company executed on November 10, 1988 and which were the subject of various settlement agreements executed on April 16, 1992 which were fulfilled in part by the Company. There are seven Plaintiffs represented in this litigation who are seeking damages of in excess of $40,000 together with interest and cost of collection. The Company has filed a Motion to Dismiss the Plaintiff's complaint and is awaiting a ruling by the court. The Company has reached agreement with certain noteholders to retire the notes payable for the sum of $50,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended December 31, 1996 the Company reported a net loss of $18,693 compared to a net loss of $46,371 for the quarter ended December 31, 1995. Net revenues of $282,883 during the current quarter increased 53% from $184,338 during the same period in fiscal 1996.

Selling, general and administrative expenses for the quarter ended December 31, 1996 were $63,009, a 17% decrease from the same period in fiscal 1996. The change resulted from decreased overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $25,875 at December 31, 1996 compared to $85,737 at September 30, 1996. Working capital decreased from $11,605 at September 30, 1996 to $6,609 at the end of the current quarter. The decrease was related to a loss from operations during the first three months of fiscal 1997.

The Company was obligated to retire at November 1, 1991, $405,000 principal amount of its 11% secured promissory notes issued to a group of private investors in October 1988. On April 16, 1992, the Company agreed to enter into settlement with the noteholders pursuant to which the participants who accepted the terms of the settlement agreement would receive a cash payment equal to 86% of their entire investment. The Company has reached a subsequent agreement to retire said notes for the sum of $50,000.

PART II.  OTHER INFORMATION

Items 1 - 5

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:   None

         (b)   Reports on Form 8-K:  None

SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 12, 1997                       HAWK MARINE POWER, INC.


                                            BY: /s/ CRAIG N. BARRIE
                                               -----------------------
                                                CRAIG N. BARRIE

                                                President and Chief

                                                Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
-------

27        Financial Data Schedule