Form 10QSB
period 1997-03-31
HAWK MARINE POWER INC
filed 1997-05-22
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20649

                                   FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MARCH 31,1997

                           COMMISSION FILE NO. 0-17981


                             ALCHEMY HOLDINGS, INC.

                          F/K/A HAWK MARINE POWER, INC.

A Florida Corporation                                      59-1886450

                   3025 N.E. 188 Street, Miami, Florida 33180

Issuers telephone number: (305) 932-9230

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,237,377 shares of the registrant's common stock are issued and outstanding as of May 20, 1997.

Total number of pages contained in this document [11].

                             ALCHEMY HOLDINGS, INC.

                                      INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

Condensed Balance Sheets as of March 31, 1997 and September 30, 1996.

Condensed Statements of Operations for the Six months ended March 31, 1997 and 1996.

Condensed Statements of Cash Flows for the Six months ended March 31, 1997 and 1996.

Notes to Condensed Financial Statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II. OTHER INFORMATION

ITEM 1. - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             ALCHEMY HOLDINGS, INC.

                                 BALANCE SHEETS

                                    MARCH 31, 1997     SEPTEMBER 30, 1996
                                    --------------     ------------------
                                      (UNAUDITED)
ASSETS

CURRENT ASSETS

Cash                                    $  7,625          $ 85,737
ACCOUNTS Receivable, Net                   4,243             8,321
Inventory                                187,333           247,610
Other Current Assets                       3,463             2,968
                                        --------          --------

TOTAL CURRENT ASSETS                     202,664           344,636

PROPERTY AND EQUIPMENT

Furniture & Equipment                    234,740           234,740
Less: Accumulated Depreciation           212,820           211,866
                                        --------          --------

PROPERTY AND EQUIPMENT - NET              21,920            22,874
                                        --------          --------

TOTAL ASSETS                            $224,584          $367,510
                                        ========          ========

                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.
                             BALANCE SHEETS (Cont.)

                                        MARCH 31, 1997      SEPTEMBER 30, 1996
                                        --------------      ------------------
                                         (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                        $    64,152           $    83,169
Accrued Expenses                             25,347                26,989
Customer Deposits                            45,700               121,700
Notes Payable                               101,173               101,173
                                        ------------          ------------
CURRENT LIABILITIES                         236,372               333,031

                                        ------------          ------------

TOTAL LIABILITIES                           236,372               333,031
                                        ------------          ------------
SHAREHOLDERS' EQUITY

Common Stock - $.001 par
value authorized - 50,000,000
shares; issued and outstanding
2,990,198 shares                              2,990                 2,990
Additional Paid in Capital                1,604,045             1,604,045
Accumulated Deficit                      (1,618,823)           (1,572,556)
                                        ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                  (11,788)               34,479
                                        ------------          ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $   224,584           $   367,510
                                        ============          ============

                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                           MARCH 31         MARCH 31         MARCH 31          MARCH 31
                            1997             1996             1997              1996
                         -----------      -----------      -----------      ------------

Net Sales                $   172,412      $   242,696        $ 455,295      $   427,034

Cost of Sales                146,034          202,498          384,724          357,342
                         -----------      -----------      -----------      ------------
Gross Margin                  26,378           40,198           70,571           69,692

Selling, General
and Administrative
Expenses                      53,997           78,804          117,006          154,669
                         -----------      -----------      -----------      ------------

Operating (Loss)             (27,619)         (38,606)         (46,435)         (84,977)

Interest - Net                    45               75              168              223
                         -----------      -----------      -----------      ------------

Net (LOSS)               $   (27,574)     $   (38,531)     $   (46,267)         (84,754)
                         ===========      ===========      ===========      ===========

(Loss) Per
Common Share             $      (.01)     $      (.01)     $      (.02)     $      (.03)
                         ===========      ===========      ===========      ===========
Weighted Shares
Outstanding                2,990,198        2,990,198        2,990,198        2,990,198
                         ===========      ===========      ===========      ===========

                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                        SIX MONTHS ENDED
                                           MARCH 31,
                                      1997          1996
                                    --------      --------
OPERATING ACTIVITIES

Net (Loss)                          $(46,267)     $(84,754)

Adjustments to Reconcile Net
Loss to Net Cash Provided
by Operating Activities:

Depreciation & Amortization              954         3,757

(Increase) Decrease in:
Accounts Receivable - Net              4,078        31,986
Inventory                             60,277       (73,257)
Other Current Assets                    (495)         (984)

Increase (Decrease) in:
Accounts Payable                     (19,017)       38,108
Accrued Expenses                      (1,642)        3,456
Customer Deposits                    (76,000)       18,292
                                    --------      --------
Net Cash (Used) Provided
by Operating Activities              (78,112)      (63,396)

CASH FLOWS FROM INVESTING
ACTIVITES:
Equipment Purchases                       --          (281)
                                    --------      --------
Net Increase (Decrease) in Cash      (78,112)      (63,677)

CASH AT BEGINNING OF PERIOD           85,737        89,013
                                    --------      --------
CASH AT END OF PERIOD               $  7,625        25,336
                                    ========      ========

                        SEE NOTES TO FINANCIAL STATEMENTS

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31,1997
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements of Alchemy Holdings, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the expected results for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996,

NOTE B - GOING CONCERN CONSIDERATION


The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,618,823. In addition, the Company's $405,000 11% notes payable (principal balance of 101,173 at Match 31, 1997) were due November 1, 1991. The Company has reached agreement with certain noteholders to retire the notes payable for the sum of $50,000.

The Company's ability to continue operations is dependent upon reducing costs and increasing its current level of business.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at March 3l, 1997:

         Net Operating Loss Carry Forward               $     506,925

         Valuation Allowance                                (506,925)
                                                        -------------

         Net Deferred Tax Asset                         $           0
                                                        =============

NOTE D - MAJOR CUSTOMER

For the years ended September 30, 1996 and 1995, approximately 24% and 33% of the company's sales were with the Cigarette Racing Team, Inc. A principal shareholder and chief executive officer of the company is also an officer and employee of Cigarette. During the quarter ended March 31, 1997, no sales were generated by Cigarette. The loss of this customer, or a substantial decrease in engine orders would have a material adverse affect on the Company's operations.


NOTE E - LITIGATION

The Company is a defendant in a lawsuit filed on March 20, 1995 in the Circuit Court of Dade County, Florida styled as PETROCELLI ELECTRONIC COMPANY, INC. ET AL VS. HAWK MARINE POWER, INC. (Case No. 95-5279 CA01-01). The Plaintiffs are holders of Promissory Notes which the Company executed on November 10, 1988 and which were the subject of various settlement agreements executed on April 16, 1992 which were fulfilled in part by the Company. There are seven Plaintiffs represented in this litigation who are seeking damages of in excess of $40,000 together with interest and cost of collection. The Company has filed a Motion to Dismiss the Plaintiff s complaint and is awaiting a ruling by the court. The Company has reached agreement with certain noteholders to retire the notes payable for the sum of $50,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1997 the Company reported a net loss of $27,574 compared to a net loss of $38,531 for the quarter ended March 31, 1996. Net revenues of $172,412 during the current quarter decreased 29% from $242,696 during the same period in fiscal 1996.

Selling, general and administrative expenses for the quarter ended March 31, 1997 were $53,997, a 31% decrease from the same period in fiscal 1996. The change resulted from decreased overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $7,625 at March 31, 1997 compared to $85,737 at September 30, 1996. Working capital decreased from $11,605 at September 30, 1996 to a deficit of $33,708 at the end of the current quarter. The decrease was related to a loss from operations during the first six months of fiscal 1997.

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

PART II. OTHER INFORMATION


Items 1 - 5

On May 12, 1997, the Company held a special meeting of the Board of Directors and decided that in the best interests of the Company's shareholders that they would attempt to engage in the business of licensing, designing and marketing of merchandise and apparel as opposed to its current activities of high performance engine manufacturing, in order to provide the Company's current shareholders with the potential of future liquidity in their stock ownership and the possibility of future gain. As such, the Company has sought and located management to assist in such project, and said management will undertake to raise capital through debt or equity instruments to fund its future operations. The Board of Directors acknowledge that such a transaction will be a high risk venture and the opportunity for success may be remote. However, inasmuch as the Company is not currently operating profitably and has no other prospects of generating operating income or shareholder value, the Directors believe it is in the best interests of the Company and its shareholders to proceed with such an undertaking.

In connection therewith, at the Directors meeting, a unanimous consent of the Board of Directors and a majority of the outstanding stockholders represented at the meeting approved that the Company adopt a recapitalization pursuant to which the issued and outstanding shares of the Company's common stock are reverse split, or consolidated, on a 1-for-80 basis so that the shareholders receive one share of the Company's common stock for every 80 shares held; no fractional shares are to be issued and any fractional interests are to be rounded to the nearest whole number.

Furthermore, the following individuals were elected as officers and directors of the Company to serve until their successors are elected or appointed: Craig N. Barrie, President / Director; Berton J. Lorow, Vice-President / Director; Adam
C. Schild, Secretary / Director; John H. Burmeister, Director; and Kevin A. Lichtman, Director.

Additionally, the Company adopted a proposal to amend the Articles of Incorporation of the Company and change the name of the Company from Hawk Marine Power, Inc. to Alchemy Holdings, Inc. Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., the Company intends to form a new corporation under the laws of the State of Delaware, a wholly owned subsidiary of the Company to be known as "Hawk Marine Power, Inc." to operate its high performance engine manufacturing business.

Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., and subsequent to the formation of the wholly owned subsidiary to be known as "Hawk Marine Power, Inc.", the Company will sell all of its assets and liabilities of its high performance engine building operation to the Company's wholly owned subsidiary Hawk Marine Power, Inc. in exchange for 100 shares of Hawk Marine Power, Inc., the new wholly owned subsidiary. The 100 shares exchanged represents 100% of the issued and outstanding shares of Hawk Marine Power, Inc.

The Company is issuing 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. In conjunction with the purchasing of the licensing agreement, the Company has formed a corporation under the laws of the State of Delaware, to be organized as a wholly owned subsidiary of the Company to be known as "Cigarette Licensing, Inc." to operate the Company's licensing business.

Lastly, the Company will be issuing 200,000 post-split shares of the Company's common stock to the professionals responsible for the professional services related to and for negotiating, arranging and brokering the licensing and other related transactions described herein on behalf of the Company.

As a result, on May 20, 1997, the split will become effective and the Company will begin trading under its new symbol "ALCH" on the NASD Electronic Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits: None

        (b)    Reports on Form 8-K: None


SIGNATURES


In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 20,1997                    ALCHEMY HOLDINGS, INC


                                     BY:  /s/ CRAIG N. BARRIE
                                          -------------------
                                          CRAIG N. BARRIE
                                          President and Chief
                                          Executive Officer

                                 EXHIBIT INDEX

EXHIBIT                                                          PAGE
-------                                                          ----

27                         FINANCIAL DATA SCHEDULE