Form 10QSB
period 1997-06-30
HAWK MARINE POWER INC
filed 1997-08-19
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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


State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,237,377 shares of the registrant's common stock are issued and outstanding as of August 15, 1997.

Total number of pages contained in this document 11.

                             ALCHEMY HOLDINGS, INC.

                                      INDEX



PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENT (UNAUDITED)

Condensed Balance Sheets as of June 30, 1997 and September 30, 1996.

Condensed Statements of Operations for the Nine months ended June 30, 1997 and 1996.

Condensed Statements of Cash Flows for the Nine months ended June 30, 1997 and 1996.

Notes to Condensed Financial Statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.




PART II.   OTHER INFORMATION

ITEM 1. - 5.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                             ALCHEMY HOLDINGS, INC.

                                 BALANCE SHEETS


                                           JUNE 30, 1997          SEPTEMBER 30, 1996
                                        --------------------    ----------------------
                                            (UNAUDITED)
ASSETS

CURRENT ASSETS

     Cash                                   $         12,857        $           85,737
     Accounts Receivable, Net                         24,683                     8,321
     Inventory                                       272,699                   247,610
     Other Current Assets                                  -                     2,968
                                        --------------------    ----------------------

TOTAL CURRENT ASSETS                                 310,239                   344,636

PROPERTY AND EQUIPMENT

     Furniture & Equipment                           234,740                   234,740
     Less: Accumulated Depreciation                  213,298                   211,866
                                        --------------------    ----------------------

PROPERTY AND EQUIPMENT - NET                          21,442                    22,874
                                        --------------------    ----------------------

TOTAL ASSETS                                $        331,681        $          367,510
                                        ====================    ======================






                        See Notes to Financial Statements


                             ALCHEMY HOLDINGS, INC.
                           BALANCE SHEETS (Continued)


                                                        JUNE 30, 1997       SEPTEMBER 30, 1996
                                                    -------------------   ---------------------
                                                       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                  $         91,677       $          83,169
     Accrued Expenses                                            21,757                  26,989
     Customer Deposits                                          192,010                 121,700
     Notes Payable                                               65,000                 101,173
                                                    -------------------   ---------------------

TOTAL LIABILITIES                                               370,444                 333,031
                                                    -------------------   ---------------------

SHAREHOLDERS' EQUITY

     Common Stock - $.001 par value
      authorized - 50,000,000 shares; issued
       and outstanding 2,237,377 shares                           2,238                   2,990
     Additional Paid in Capital                               1,604,797               1,604,045
     Accumulated Deficit                                     (1,645,798)             (1,572,556)
                                                    -------------------   ---------------------

TOTAL SHAREHOLDERS' EQUITY                                      (38,763)                 34,479
                                                    -------------------   ---------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                 $        331,681       $         367,510
                                                    ===================   =====================









                        See Notes to Financial Statements


                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                        ------------------------------------    ------------------------------------
                                            JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                              1997                1996                1997                1996
                                        ----------------   -----------------    ---------------    -----------------

Net Sales                                  $     147,014      $      339,478        $   602,309        $     766,512

Cost of Sales                                    128,590             299,254            513,314              656,596
                                        ----------------   -----------------    ---------------    -----------------

Gross Margin                                      18,424              40,224             88,995              109,916

Selling, General and
  Administration Expenses                         45,484              86,000            162,490              240,669
                                        ----------------   -----------------    ---------------    -----------------

Operating (Loss)                                 (27,060)            (45,764)           (73,495)            (130,753)

Interest - Net                                        85                  12                253                  235
                                        ----------------   -----------------    ---------------    -----------------

Net (Loss)                                 $     (26,975)     $      (45,764)       $   (73,242)       $    (130,518)
                                        ================   =================    ===============    =================

(Loss) Per Common Share                    $       (0.01)     $        (0.02)       $     (0.02)       $       (0.04)
                                        ================   =================    ===============    =================

Weighted Shares Outstanding                    2,237,377           2,990,198          2,237,377            2,990,198
                                        ================   =================    ===============    =================







                        See Notes to Financial Statements


                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED JUNE 30,
                                                         --------------------------------------
                                                               1997                    1996
                                                         --------------         ---------------
OPERATING ACTIVITIES
     Net (Loss)                                          $      (73,242)        $      (130,518)

Adjustments to Reconcile Net (Loss) to
  Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                1,432                   5,632
     (Increase) Decrease in:
     Accounts Receivable - Net                                  (16,362)                 50,537
     Inventory                                                  (25,089)                (42,899)
     Other Current Assets                                         2,968                  10,880
     Increase (Decrease) in:
     Accounts Payable                                             8,508                  31,632
     Accrued Expenses                                            (5,232)                   (162)
     Customer Deposits                                           70,310                   6,346
                                                         --------------         ---------------

Net Cash (Used) by Operating Activities                         (36,707)                (68,552)

CASH FLOWS FROM INVESTING
  ACTIVITIES
     Equipment Purchases                                              -                    (281)

CASH FLOWS FROM FINANCING
  ACTIVITIES
     Net Payments on Notes Payable                              (36,173)                 (2,000)
                                                         --------------         ---------------

Net (Decrease) in Cash                                          (72,880)                (70,833)

CASH AT BEGINNING OF PERIOD                                      85,737                  89,013
                                                         --------------         ---------------

CASH AT END OF PERIOD                                    $       12,857         $        18,180
                                                         ==============         ===============



                        See Notes to Financial Statements

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997
(Unaudited)


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the expected results for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.


NOTE B - GOING CONCERN CONSIDERATION


The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,645,798.

The Company's ability to continue operations is dependent upon reducing costs and increasing its current level of business.

NOTE C - FAS 109


Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at June 30, 1997:

         Net Operating Loss Carry Forward            $      510,197

         Valuation Allowance                               (510,197)

                                                     --------------

         Net Deferred Tax Asset                      $            0

                                                     ==============


NOTE D - MAJOR CUSTOMER


For the years ended September 30, 1996 and 1995, approximately 24% and 33% of the company's sales were with the Cigarette Racing Team, Inc. A principal shareholder and chief executive officer of the company is also an officer and employee of Cigarette. During the quarter ended June 30, 1997, no sales were generated by Cigarette. The loss of this customer, or a substantial decrease in engine orders would have a material adverse affect on the Company's operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS

For the quarter ended June 30, 1997 the Company reported a net loss of $12,857 compared to a net loss of $45,776 for the quarter ended June 30, 1996. Net revenues of $147,014 during the current quarter decreased 57% from $339,478 during the same period in fiscal 1996.



Selling, general and administrative expenses for the quarter ended June 30, 1997 were $45,484, a 47% decrease from the same period in fiscal 1996. The change resulted from decreased overhead costs.



LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $12,857 at June 30, 1997 compared to $85,737 at September 30, 1996. Working capital decreased from $11,605 at September 30, 1996 to a deficit of $60,205 at the end of the current quarter. The decrease was related to a loss from operations during the first nine months of fiscal 1997.




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

Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., and subsequent to the formation of the wholly owned subsidiary to be known as "Hawk Marine Power, Inc.", the Company sold all of its assets and liabilities of its high performance engine building operation to the Company's wholly owned subsidiary Hawk Marine Power, Inc. in exchange for 100 shares of Hawk Marine Power, Inc., the new wholly owned subsidiary. The 100 shares exchanged represents 100% of the issued and outstanding shares of Hawk Marine Power, Inc.

The Company issued 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. In conjunction with the purchasing of the licensing agreement, the Company has formed a corporation under the laws of the State of Delaware, to be organized as a wholly owned subsidiary of the Company to be known as "Cigarette Licensing, Inc." to operate the Company's licensing business.

Lastly, the Company issued 200,000 post-split shares of the Company's common stock to the professionals responsible for the professional services related to and for negotiating, arranging and brokering the licensing and other related transactions described herein on behalf of the Company.

As a result, on May 20, 1997, the split became effective and the Company began trading under its new symbol "ALCH" on the NASD Electronic Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:   27 - Financial Data Schedule

         (b)   Reports on Form 8-K:  None



SIGNATURES



In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Date:    August 15, 1997                    ALCHEMY HOLDINGS, INC





                                            BY: /s/ CRAIG N. BARRIE
                                                --------------------------
                                                   CRAIG N. BARRIE

                                                   President and Chief

                                                   Executive Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule