Form 10QSB
period 1997-12-31
HAWK MARINE POWER INC
filed 1998-03-11
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                           COMMISSION FILE NO. 0-17981

                             ALCHEMY HOLDINGS, INC.

                          F/K/A HAWK MARINE POWER, INC.

A Florida Corporation                                                 59-1886450

                   3025 N.E. 188 Street, Miami, Florida 33180

Issuers telephone number: (305) 932-9230

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X [X] No [ ].

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,237,394 shares of the registrant's common stock are issued and outstanding as of February 1, 1998.

Total number of pages contained in this document 11.

                             ALCHEMY HOLDINGS, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT (UNAUDITED)

Condensed Balance Sheets as of December 31, 1997 and September 30, 1997.

Condensed Statements of Operations for the Three months ended December 31, 1997 and 1996.

Condensed Statements of Cash Flows for the Three months ended December 31, 1997 and 1996.

Notes to Condensed Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II. OTHER INFORMATION

ITEM 1. - 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             ALCHEMY HOLDINGS, INC.

                                 BALANCE SHEETS

                                                DECMBER 31, 1997   SEPTEMBER 30, 1997
                                                ----------------   ------------------
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS

    Cash
                                                     $ 21,530           $ 44,753
    Accounts Receivable, Net
                                                       54,078             53,931
    Inventory
                                                      165,994            165,994
    Other Current Assets                                1,943              3,863
                                                     --------           --------

TOTAL CURRENT ASSETS                                  243,545            268,541

PROPERTY AND EQUIPMENT

    Furniture & Equipment                             234,740            234,740
     Less: Accumulated
           Depreciation                               214,251            213,775
                                                     --------           --------

PROPERTY AND EQUIPMENT - NET                           20,489             20,965
                                                     --------           --------

TOTAL ASSETS                                         $264,034           $289,506
                                                     ========           ========

                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.
                           BALANCE SHEETS (Continued)

                                            DECEMBER 31, 1997     SEPTEMBER 30, 1997
                                            -----------------     ------------------
                                               (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts Payable                            $   59,982           $   63,640

    Accrued Expenses                                25,498               30,538

    Customer Deposits                               51,725               51,725

    Notes Payable                                  176,548              172,173
                                                ----------           ----------

TOTAL LIABILITIES                                  313,753              318,076
                                                ----------           ----------

SHAREHOLDERS' EQUITY

    Common Stock - $.001 par value
     authorized - 50,000,000 shares; issued
      and outstanding 2,237,394 shares               2,237                2,237
    Additional Paid in Capital                   1,606,998            1,606,998
    Accumulated Deficit                         (1,658,954)          (1,637,805)
                                                ----------           ----------

TOTAL SHAREHOLDERS' EQUITY                         (49,719)              28,570
                                                ----------           ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                          $  264,034           $  289,506
                                                ==========           ==========

                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                              ----------------------------------
                                              DECEMBER 30,          DECEMBER 30,
                                                 1997                  1996
                                              -----------           -----------

Net Sales                                     $   206,402           $   282,883

Cost of Sales                                     200,332               238,690
                                              -----------           -----------

Gross Margin                                        6,070                44,193

Selling, General and
  Administration Expenses                          27,219                63,009
                                              -----------           -----------

Operating (Loss)                                  (21,149)              (18,816)

Interest - Net                                                              123
                                              -----------           -----------

Net (Loss)                                    $   (21,149)          $   (18,693)
                                              ===========           ===========

(Loss) Per Common Share                       $     (0.01)          $     (0.50)
                                              ===========           ===========

Weighted Shares Outstanding
(Restated)                                      2,237,394                37,377
                                              ===========           ===========

                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED DECEMBER 30,
                                                  1997                1996
                                              -----------          ----------
OPERATING ACTIVITIES
 Net (Loss)                                     $(21,149)          $(18,693)

Adjustments to Reconcile Net
(Loss) to

 Net Cash Provided by Operating
   Activities:
 Depreciation and Amortization                       476                479
 (Increase) Decrease in:
 Accounts Receivable - Net                          (147)               629
 Inventory                                                           39,369
 Other Current Assets                              1,920             (1,564)
 Increase (Decrease) in:
 Accounts Payable                                 (3,658)           (17,688)
 Accrued Expenses                                 (5,040)             1,206
 Customer Deposits                                                  (63,600)
                                                --------           --------

Net Cash (Used) by Operating
Activities                                       (27,598)           (59,862)

CASH FLOWS FROM FINANCING
  ACTIVITIES
 Increase in Notes Payable                         4,375
                                                --------           --------

    NET (DECREASE) IN CASH                       (23,223)           (59,862)

    CASH AT BEGINNING OF PERIOD                   44,753             85,737
                                                --------           --------

    CASH AT END OF PERIOD                       $ 21,530           $ 25,875

                        See Notes to Financial Statements

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997
(Unaudited)

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the expected results for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

NOTE B - GOING CONCERN CONSIDERATION

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,658,954.

The Company's ability to continue operations is dependent upon reducing costs and increasing its current level of business.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at December 30, 1997:

      Net Operating Loss Carry Forward                $      536,302

      Investment Credit                                        7,712

      Valuation Allowance                                  (544, 014)
                                                      --------------
      Net Deferred Tax Asset                          $          -
                                                      ==============

NOTE D - MAJOR CUSTOMER

For the years ended September 30, 1997 and 1996, approximately 17% and 24% of the company's sales were with the Cigarette Racing Team, Inc. A principal shareholder and officer of the company is also an officer and employee of Cigarette. The loss of this customer, or a substantial decrease in engine orders would have a material adverse affect on the Company's operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended December 31, 1997 the Company reported a net loss of $21,149 compared to a net loss of $46,223 for the quarter ended December 31, 1996. Net revenues of $206,402 during the current quarter decreased 27% from $282,883 during the same period in fiscal 1996.

Selling, general and administrative expenses for the quarter ended December 31, 1997 were $27,219 a 57% decrease from the same period in fiscal 1996. The change resulted from decreased overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $21,530 at December 31, 1997 compared to $44,753 at September 30, 1997. Working capital decreased from a deficit $51,588 at September 30, 1997 to a deficit of $70,208 at the end of the current quarter. The decrease was related to a loss from operations during the first three months of fiscal 1998.

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

Furthermore, the following individuals were elected as officers and directors of the Company to serve until their successors are elected or appointed: Craig N. Barrie, President / Director; Berton J. Lorow, Vice-President / Director and Adam C. Schild, Secretary / Director.

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

Date: February 12, 1998             ALCHEMY HOLDINGS, INC

                                    By: /s/ CRAIG N. BARRIE
                                        ----------------------------
                                            CRAIG N. BARRIE
                                            President

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

  27.0      Financial Data Schedule