Form 10KSB40
period 1997-09-30
HAWK MARINE POWER INC
filed 1998-04-30
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997

               ALCHEMY HOLDINGS INC. F/K/A HAWK MARINE POWER, INC.
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                           59-1886450
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3025 N.E. 188TH STREET, AVENTURA, FLORIDA                       33180
-----------------------------------------                ------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's telephone number:  (305) 932-9230

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

State issuer's revenues for its most recent fiscal year: $1,059,498

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked process of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,780,277 as of January 15, 1998.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date 2,237,394 shares of the registrant's common stock are issued and outstanding as of January 15, 1998.


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

Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

Alchemy Holdings, Inc. f/k/a Hawk Marine Power, Inc. (the "Company") is engaged in managing the business affairs of its subsidiaries. Hawk Marine Power, Inc.
(HMP) a subsidiary of the Company is engaged in the design, production and sale of high performance marine engines for installation in high speed recreational powerboats and offshore racing boats. HMP manufactures its own line of five high output, all gasoline V-8 engines for high speed recreational powerboats and racing, as well as customized engines which are produced solely for racing boats. HMP engines are hand built from component parts and are sold primarily to premium boat manufacturers. HMP high performance engines have established a distinctive reputation among powerboat enthusiasts for performance, speed and endurance. The engine has received critical acclaim in boating and other publications. HMP regularly exhibits its engines at various international boat shows held annually in Miami and Fort Lauderdale.

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

In connection therewith, at the Directors meeting, a unanimous consent of the Board of Directors and a majority of the outstanding stockholders represented at the meeting approved that the Company adopt a recapitalization pursuant to which the issued and outstanding shares of the Company's common stock are reverse split, or consolidated, on a 1-for-80 basis so that the shareholders receive one share of the Company's common stock for every 80 shares held; no fractional shares were issued and any fractional interests were rounded to the nearest whole number.

Furthermore, the following individuals were elected as officers and directors of the Company to serve until their successors are elected or appointed: Craig N. Barrie, President / Director; Berton J. Lorow, Vice-President / Director; Adam
C. Schild, Secretary / Director; John H. Burmeister, Director; and Kevin A. Lichtman, Director.

Additionally, the Company adopted a proposal to amend the Articles of Incorporation of the Company and change the name of the Company from Hawk Marine Power, Inc. to Alchemy Holdings, Inc. Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., the Company formed a new corporation under the laws of the State of Delaware, a wholly owned subsidiary of the Company known as "Hawk Marine Power, Inc." to operate its high performance engine manufacturing business.

Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., and subsequent to the formation of the wholly owned subsidiary known as "Hawk Marine Power, Inc.", the Company sold all of its assets and liabilities of its high performance engine building operation to the Company's wholly owned subsidiary Hawk Marine Power, Inc. in exchange for 100 shares of Hawk Marine Power, Inc., the new wholly owned subsidiary. The 100 shares exchanged represents 100% of the issued and outstanding shares of Hawk Marine Power, Inc.

The Company issued 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. In conjunction with the purchasing of the licensing agreement, the Company formed a corporation under the laws of the State of Delaware, organized as a wholly owned subsidiary of the Company known as "Cigarette Licensing, Inc." to operate the Company's licensing business.

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

PRODUCTS

HMP designs, manufactures and sells high output gasoline V-8 engines and also performs custom work on engines produced by other manufacturers. The Hawk engine was initially produced in 1979 for use in the offshore speedboat racing circuit which was attaining initial popularity. It was produced to accommodate participants in the offshore racing circuit who required a high performance engine. In 1981, Hawk powered speedboats attained international prominence by winning the U.S. Championship and the World Championship of speed boat racing in conjunction with Cigarette Racing Team.

The success of the Hawk engine in international competition generated more widespread interest among speedboat as well as other racing enthusiasts. Despite its reputation, HMP has never been able to attain consistent profitable operations or capitalize on a commercial basis from critical recognition received by Hawk engines. HMP intends to continue to focus its operations to serve the upper segment of the powerboat market.

Following is a more detailed description of the Hawk engines offered by HMP directly and through its authorized dealer network:

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

The Hawk engines described above may be used for recreational or offshore racing boats, although HMP manufactures custom engines utilized solely for racing. Hawk engines, which usually sell in sets of two or three, range in price from $23,000 to $69,000 per engine.

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

MANUFACTURING OPERATIONS

Hawk engines are manufactured at the HMP production facility in Aventura, Florida. The engines are hand built from component parts and in certain instances, are custom designed for individual customers. HMP believes the recognition for its high performance engines is attributable to the accumulated experience, knowledge and know-how related to the innovation, design, balancing, assembly and testing of the engine.

The manufacture of the Hawk engine consists of three stages: (i.) hand tooling and modification of component parts; (ii.) assembly of the engine; and (iii.) testing of the engine. HMP orders most of the components used in the Hawk engine directly from manufacturers, distributors and specialty automobile parts suppliers. With the exception of General Motors, which manufactures the engine blocks used in most Hawk engines, HMP does not regard any single supplier as essential to its operations. Most of the components HMP utilizes are available from multiple sources at competitive prices.

Following assembly of the Hawk engine, a rigorous tuning and testing program is utilized. The testing is performed both manually and through use of advanced computer technology. At the present time, the normal production period and the manufacture of the Hawk engine is from five to ten working days. HMP has present production capacity of approximately sixteen (16) engines per month. HMP believes its extensive know-how and experience at all stages of production has enabled it to establish a position of leadership.

HMP warrants its engines for up to one year against defects in materials and workmanship, and to date has not experienced more than a limited number of warranty claims.

At September 30, 1997, the consolidated financial statements of the Company included an accrual of approximately $10,000 for anticipated future warranty cost. See "Item 3, Legal Proceedings".

MARKETING AND SALES

HMP concentrates its sales of Hawk engines in the high performance recreational speedboat and racing market. Management believes the high-performance segment of the market represents no more than 5% of the entire recreational market, of which HMP is one of the largest and best know manufacturers. HMP sells Hawk engines directly to premium boat manufacturers including Cigarette Racing Team, Apache Performance Boats, Pantera U.S.A., and Jaguar Marine.

For the years ended September 30, 1997 and 1996, sales of Hawk engines to Cigarette amounted to approximately 17% and 24% of total sales. Craig Barrie, the Company's President, and a principal shareholder, is the President of Cigarette.

HMP regularly exhibits Hawk engines at various international boat shows held annually in Miami and Fort Lauderdale. HMP receives extensive publicity in editorial articles appearing in various boating publications as well as consumer and upscale lifestyle magazines.

PATENTS AND TRADEMARKS

Patents are generally not significant to the powerboat industry, and it is unlikely HMP would be able to obtain any patents with respect to the Hawk engine or elements of its assembly. While HMP believes that the sense of know-how and knowledge regarding the assembly of the Hawk engines represents a trade secret, it is not placing primary reliance on any particular proprietary protection as a means of preserving its competitive position. Trademarks carry greater importance because there is a relatively high brand recognition for high quality products.

GOVERNMENT REGULATION AND PRODUCTION LIABILITY

Certain materials used in engine manufacturing that are toxic, flammable, corrosive or reactive are classified by both federal and state governments as "hazardous materials". Control of these substances is regulated by the Environmental Protection Agency, and state and local pollution control agencies, which may require reports and undertake inspections of facilities to monitor compliance. In addition, under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by the owner or operator, irrespective of the amount of hazardous waste which the generator sent to the site. HMP has sent hazardous waste including cleaning solvents and waste oil to sites through specialized environmental concerns which are responsible for removal and selection of sites for hazardous wastes. HMP's cost of compliance with environmental regulations, including, but not limited to costs associated with hazardous waste disposal sites, has not been and is not expected to be material in relation to its overall operations.

While management of HMP believes that the Hawk engine is safe in normal operation, any motorized product can give rise to product liability claims. HMP maintains product liability insurance in the amount of $500,000. HMP has never been the subject of any claim or lawsuit regarding product liability of associated with the Hawk engines, although there can be no assurance that product liability claims associated with injury to property or persons directly or indirectly attributable to the Hawk engine may not be asserted at a future date.

EMPLOYEES

In addition to its three executive officers, the Company employs approximately ten people. All of the Company's employees are non-union, and the Company believes its relationship with employees is excellent.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's facilities in Aventura, Florida, aggregate approximately 8,000 square feet, all of which are leased by the Company. The Company has been leasing its facilities on a month to month basis since May 1, 1992 when the previous lease expired. The Company decided not to execute a long-term commitment at its current location while searching for alternative locations. The monthly payment is $11,000 which includes rent, utilities and maintenance.


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

The Company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's second fiscal quarter of 1998 through the arrangement of interim financing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None during the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock, $.001 par value, was traded on a limited basis in the over-the-counter market, "pink sheets". Following the Board of Directors meeting of May 12, 1997, previously summarized above, wherein among other developments the Company changed its name and reverse split its common stock, the Company's stock began trading on the NASD Electronic Bulletin Board under the symbol "ALCH". The following table sets forth the high and low bid quotations for the Common Stock during the periods indicated. These quotations reflect market prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. There can be no assurances that any future sales of Common Stock of the Company can be made at or near the quotations reported.

                                            HIGH BID          LOW BID
                                           ----------        ---------

         December 1995                      $  .0312           .0312
         March 1996                            .0312           .0312
         June 1996                             .0312           .0312
         September 1996                        .0312           .0312
         December 1996                        1.6000           .8000
         March 1997                            .8000           .8000
         June 1997                             .8000           .8000
         September 1997                       5.0000           .7500

On January 15, 1998, the high bid price for the Common Stock was $8.125.

As of January 15, 1998, the approximate number of record holders of the Company's Common Stock was 208. However, by virtue of the number of shares held in street name, there may be more beneficial owners of the Company's stock.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULT OF OPERATIONS

For the year ended September 30, 1997, the Company reported a net loss of $65,249. This compared to a net loss of $252,041 for the 1996 fiscal year.

The decrease in loss from operations resulted primarily from decreased administrative costs. Sales of $1,059,498 during the current fiscal year increased by $56,052 or 5.6% over $1,003,446 for the prior year.

Gross profit for 1997 was $157,773 or 15% compared to $157,488 or 16%  in 1996.

Selling, general and administrative expenses for 1997 were $223,022, a decrease of $186,685 or 46% from $409,707 in 1996. Selling, general and administrative expenses represented 21% of sales in 1997 and 41% in 1996. The decrease in expenses from the prior year was primarily due to new management.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $44,753 at September 30, 1997 compared to $85,737 at September 30, 1996. At September 30, 1997 there was a working capital deficit of $51,588 compared to working capital of $11,605 at September 30, 1996. The working capital decrease was related principally to the decrease in inventory.

The Company does not anticipate any significant capital expenditures during the 1998 fiscal year. However, the Company was obligated to retire at November 1, 1991, $405,000 principal amount of its 11% secured promissory notes issued to a group of private investors in October 1988. On April 16, 1992, the Company agreed to enter into settlement agreements with the note holders pursuant to which the participants who accepted the terms of the settlement agreement would receive a cash payment equal to 86% of their entire investment. To date, the holders of 10 units in the private placement (representing $337,500 of notes) have accepted the Company's settlement offer. In order to finance the settlement agreement, the Company borrowed $200,000 from three private investors. See Item
12. Certain Relationships and Related Transactions.

The Company made the first payment to the note holders in April 1992. However, due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement agreements. On October 8, 1992, the Company made a partial payment of $9,026 to certain note holders who had initiated litigation. In September, 1994, the Company made another partial payment of $5,000 to the note holders, leaving a balance of $53,673 pursuant to the settlement. The Company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's second fiscal quarter of 1998 through the arrangement of interim financing.


ITEM 7.  FINANCIAL STATEMENTS

Please see the attached consolidated financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information concerning directors and executive officers of the Company as of the date hereof. Officers and Directors are elected on an annual basis.

The present term for each Director will expire at the next annual meeting of shareholders or at such time as his successors is duly elected. Executive officers are elected annually and except to the extent governed by employment contracts, serve at the discretion of the Board of Directors.

        NAME                   POSITIONS(S)                    AGE
        ----                   ----------------                ------
        Craig Barrie           President/Director              48

        Berton Lorow           Vice President/Director         42

        Adam Schild            Secretary/Director              28


CRAIG BARRIE - PRESIDENT/DIRECTOR

Mr. Barrie has been a Director since August 1987 and President since November 1990. Mr. Barrie founded Alchemy Holdings, Inc. (a Florida corporation) F/K/A Hawk Marine Power, Inc. in February 1986 and has served as its Chairman of the Board. Mr. Barrie was elected to the position of President of Cigarette Racing Team, Inc., Miami, Florida during 1992. From 1985 to 1992, Mr. Barrie was the Director of Sales of Cigarette. Between 1968 and 1985, Mr. Barrie was employed by Faberge, Inc., a manufacturer and distributor of cosmetics and other beauty products. He served in various executive capacities, including executive vice president - advertising, and was a member of the Board of Directors of that company. Mr. Barrie currently races powerboats for Cigarette which are powered by Hawk engines.

BERTON LOROW - VICE PRESIDENT/DIRECTOR

Mr. Lorow has been employed by the Company or its predecessors since January 1984 in various technical capacities. He has been employed in the marine industry since 1982, acquiring experience in boat building, rigging and engine assembly. In may 1989, Mr. Lorow was elected Vice President of the Company, and in November 1990 was elected a Director of the Company.

ADAM SCHILD - SECRETARY/DIRECTOR

Mr. Barrie is Secretary and a Director of the Company and has held said positions since 1997. From 1994 to 1997 Mr. Schild was a senior partner of a management consulting firm specializing in crisis management and mergers and acquisitions. From 1987 to 1994 Mr. Schild was employed by a corporate communications company specializing in Fortune 500 companies. Mr. Schild began his tenure in the finance department and was promoted to Director of Finance.

Mr. Lorow is a full time employee of the Company. Mr. Barrie devotes approximately 20 hours a week to the Company's operations. Mr. Schild devotes approximately 10 hours a week to the Company's operations. It is not anticipated any Directors will receive an annual fee or other compensation for their duties. Directors will be reimbursed for reasonable expenses incurred in connection with their attendance at meetings.


ITEM 10. EXECUTIVE COMPENSATION

Total cash compensation paid to all executive officers as a group for services provided to the Company and its subsidiaries in all capacities during the fiscal year ended September 30, 1997 aggregated $81,385. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.


                           SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                       LONG-TERM COMPENSATION

                                                       AWARDS   PAYOUTS
NAME AND                           OTHER       RESID.                             ALL
PRINCIPAL                          ANNUAL      STOCK                  LTIP       OTHER
POSITION       YEAR     SALARY     BONUS   COMPENSATION    AWARDS    OPTIONS    PAYOUTS  COMPENSATION
--------       ----    --------    ------  ------------    ------    -------    -------  ------------
Craig Barrie   1997    $26,000     None        None         None       None       None       None
               1996     26,000     None        None         None       None       None       None
               1995     26,200     None        None         None       None       None       None


Berton Lorow   1997   $ 55,385     None        None         None       None       None       None
               1996     55,385     None        None         None       None       None       None
               1995     58,520     None        None         None       None       None       None

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

INCENTIVE STOCK OPTION PLAN

In August 1988, the Company adopted the 1988 Incentive Stock Option Plan (the "Plan") under which 100,000 pre-reverse split shares of Common Stock (adjusted in part for the Company's twelve-for-one reverse stock split effective August 25, 1989) have been reserved for issuance to employees of the Company upon exercises of options designed as "Incentive Stock Options" within the meaning of
Section 422A of the Internal Revenue Code of 1986. The primary purpose of the plan is to attract and retain capable executives and employees by offering certain officers and employees a greater personal interest in the Company's business by encouraging stock ownership. Unless and until an executive committee of the Company's Board of Directors is appointed, the Plan will be administered by the Company's Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and option price. The exercise price of any stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of the grant, and with respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less that 110% of the fair market value of the shares underlying such option on the date of grant. The Board will determine the term of each option and the manner in which it may be exercised provided that no option may be exercisable more than ten (10) years after the date of grant except for optionees who own more than 10% of the Company's Common Stock, in which case the option may not be for more than five
(5) years. Further, a director of the Company will not be eligible to receive benefits unless such director is an employee of the Company. From the date of grant until three months prior to the exercise, the optionee must be an employee of the Company in order to exercises any options. Options are not transferable except upon the death of the option. The Board of Directors has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. The Company has not awarded any options to date under the Plan.

STOCK OPTION PLAN

In May 1991, the Company adopted a Stock Option Plan under which options to purchase 295,000 pre-reverse split shares of Common Stock were granted to management and other employees. The options are non-qualifying, exercisable at $0.20 per pre-reverse split share, and are valid for five years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares the Company's common stock beneficially owned by each officer and director of the Company and each shareholder who holds more than 5% of the outstanding common stock of the Company. Unless specifically indicated otherwise, all such ownership interest are direct.


                                                 AMOUNT AND
                        NAME AND ADDRESS          NATURE OF
                         OF BENEFICIAL            BENEFICIAL      PERCENT OF
TITLE OF CLASS               OWNER                  OWNER            CLASS
--------------          ----------------         -----------      -----------
Common Stock            Craig Barrie (1) (2)         15,378              .7%
                        3025 NE 188th St.
                        North Miami,
                        Florida 33180

                        Berton Lorow (1) (3)            153              -
                        3025 NE 188th St.
                        North Miami,
                        Florida  33180

                        Offshore Racing, Inc.     2,000,000             89.4
                        3025 NE 188th St.
                        North Miami,
                        Florida  33180

                        Alcott Simpson & Co. Inc.   200,000              8.9
                        1 Lady Janes Way
                        Northport,
                        N.Y.  11768

                        Gerald Josephson              2,883               .1
                        Cloister Drive
                        Box N732
                        Paradise Island,
                        Nassau, Bahamas

(1) Does not include shares of Common Stock issuable pursuant to the Company's Incentive Stock Option Plan.

(2) Mr. Barrie is President and a Director of the Company. Does not include options to purchase 938 shares of the Company's Common Stock.

(3) Mr. Lorow is Vice President and a Director of the Company. Does not include options to purchase 625 shares of the Company's Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had sales to Cigarette Racing Team, Inc. of $176,197, representing 17% of total sales for the year. Mr. Craig Barrie the Company's President is also President of Cigarette.

In October 1988, in conjunction with the private placement of units of the Company's securities, an aggregate of $405,000 principal amount of its 11% secured promissory notes due November 1, 1991 and 575,000 shares of Common Stock of the Company were issued to the participants. In January 1992, certain of the aforementioned noteholders filed a lawsuit against the Company which requested repayment of such promissory notes together with interest and attorney's fees. On April 16, 1992, the Company agreed to enter into settlement agreements with these noteholders pursuant to which the participants who accepted the terms of settlement agreement would receive a cash payment from the Company and Mr. Craig Barrie (the Company's, President / Director and a principal shareholder of the Company) equal to 86% of their entire investment.

Pending consummation of such settlement, further pleadings in such lawsuit have been held in abeyance. An amount equal to 68% of the original investment was paid at the item each settlement agreement was executed. The remaining 18% was due August 15, 1992. Due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement. Partial payments were made to the plaintiffs in October 1992 and September 1994 for $9,026 and $5,000, respectively, leaving a balance due of $53,673. The noteholders retain a security interest in various collateral of the Company until the amounts due under the promissory notes and settlement agreements are paid. The Company, subsequent to year end, has reached an agreement with said note holders for retirement of such promissory notes for the sum of $50,000. Consummation of the debt retirement is expected to take place in the Company's second fiscal quarter of 1998.

As part of HMP's product development and testing, and advertising and promotion programs, the Company has previously paid for certain parts and provided labor for the Hawk engines in Mr. Barrie's offshore racing boat. Commencing October 1, 1988, Mr. Barrie agreed to reimburse the Company for such expenses, and they have been repaid in full. Under the terms of Mr. Barrie's Employment Agreement, at such time as HMP allocates funds to sponsor offshore powerboat racing, HMP will provide certain parts and labor for Hawk engines for use by Mr. Barrie without reimbursement. Such expenses are not expected to exceed $50,000 in any fiscal year.

ITEM 13.   EXHIBIT AND REPORTS ON FORM 8-K

(a)    INDEX TO EXHIBITS

2.0    Agreement and Plan of Reorganization (1)

2.1    Agreement of Merger (1)

3.0 Certificate of Incorporation of Hawk Marine Power, Inc. (a Utah corporation) as Amended (1)

3.1 Certificate of Incorporation of Hawk Marine Power, Inc. (a Florida corporation) as Amended (1)

3.11 Certificate of Amendment of the Articles of Incorporation of Hawk Marine Power, Inc.

       Please see the attached Certificate of Amendment.

3.2    Bylaws of Hawk Marine Power, Inc. (a Utah corporation) (1)

3.3    Bylaws of Hawk Marine Power, Inc. (a Florida corporation) (1)

3.4    Specimen Certificate of Common Stock (1)

4.0    Form of 11% Secured Promissory Note (1)

10.0   Employment Agreement with Craig Barrie (1)

10.1   Form of Warrant to be sold to Palm Beach Financial, Inc. (1)

10.2   Form of Warrant Agency Agreement (1)

21.0   Subsidiaries of the Registrant

       Please see the attached list of subsidiaries.


(1) Filed as the same encumbered exhibit to the Registration's Registration Statement (File No. 33-30906-A) previously filed.


(b)    Reports on Form 8-K

       The Company filed a Form 8-K on July 9, 1997 indicating the following:

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

In connection therewith, at the Directors meeting, a unanimous consent of the Board of Directors and a majority of the outstanding stockholders represented at the meeting approved that the Company adopt a recapitalization pursuant to which the issued and outstanding shares of the Company's common stock are reverse split, or consolidated, on a 1-for-80 basis so that the shareholders receive one share of the Company's common stock for every 80 shares held; no fractional shares were issued and any fractional interests were rounded to the nearest whole number.

Furthermore, the following individuals were elected as officers and directors of the Company to serve until their successors are elected or appointed: Craig N. Barrie, President / Director; Berton J. Lorow, Vice-President / Director; Adam
C. Schild, Secretary / Director; John H. Burmeister, Director; and Kevin A. Lichtman, Director.

Additionally, the Company adopted a proposal to amend the Articles of Incorporation of the Company and change the name of the Company from Hawk Marine Power, Inc. to Alchemy Holdings, Inc. Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., the Company formed a new corporation under the laws of the State of Delaware, a wholly owned subsidiary of the Company known as "Hawk Marine Power, Inc." to operate its high performance engine manufacturing business.

Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., and subsequent to the formation of the wholly owned subsidiary known as "Hawk Marine Power, Inc.", the Company sold all of its assets and liabilities of its high performance engine building operation to the Company's wholly owned subsidiary Hawk Marine Power, Inc. in exchange for 100 shares of Hawk Marine Power, Inc., the new wholly owned subsidiary. The 100 shares exchanged represents 100% of the issued and outstanding shares of Hawk Marine Power, Inc.

The Company issued 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. In conjunction with the purchasing of the licensing agreement, the Company formed a corporation under the laws of the State of Delaware, organized as a wholly owned subsidiary of the Company known as "Cigarette Licensing, Inc." to operate the Company's licensing business.

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

Date:  February 12, 1998                          Alchemy Holdings, Inc.



                                                  By: /s/ CRAIG BARRIE
                                                      -----------------------
                                                      Craig Barrie, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


/s/ CRAIG BARRIE - President/Director              February  12, 1998
----------------
Craig Barrie


/s/ BERTON LORROW - Vice President/Director        February  12, 1998
-----------------
Berton Lorow

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1997

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1997


--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----

   Auditor's Report                                                          3


   Consolidated Balance Sheet                                                4


   Consolidated Statement of Operations                                      5


   Consolidated Statement of Cash Flows                                      6


   Consolidated Statement of Changes in Stockholders' Equity                 7


   Notes to Consolidated Financial Statements                               8-14

                                  JERE J. LANE
                           Certified Public Accountant
                              2901 N.W. 112 Avenue
                          Coral Springs, Florida 33065
                                 (954) 340-2848

To the Board of Directors and Stockholder's
Alchemy Holdings, Inc. and Subsidiaries
3025 N.E. 188 Street
Aventura, Florida 33180


I have audited the accompanying consolidated balance sheet of Alchemy Holdings, Inc. (F/K/A Hawk Marine Power, Inc.) and Subsidiaries (the Company) as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholder's equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alchemy Holdings, Inc. (F/K/A Hawk Marine Power, Inc.) and Subsidiaries as of September 30, 1997 and 1996 and the results of its operations, changes in cash flows and stockholder's equity for the year then ended in conformity with generally accepted accounting principals.

As discussed in Note 9 to the consolidated financial statements, a significant part of the Company's business is dependent upon one customer, and the loss of that customer could have a materially adverse effect on the Company. There are no formal contracts to continue business with this customer.

The consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the liquidity of the Company has been adversely affected by losses from operations and the Company is past due on its obligations to certain noteholders pursuant to a settlement agreement dated April 16, 1992 (see
Note 6). All of the foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Jere J. Lane, C.P.A.
January 15, 1998

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1997 AND 1996

                                                          1997           1996
                                                        --------       --------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                $44,753        $85,737
     Accounts receivable                                  53,931          8,321
     Inventory                                           165,994        247,610
     Prepaid Expenses                                      1,810          2,968
                                                        --------       --------
        Total Current Assets                             266,488        344,636

PROPERTY AND EQUIPMENT                                    20,965         22,874

OTHER ASSETS:
     Licenses                                              2,053           --
                                                        --------       --------

          TOTAL ASSETS                                  $289,506       $367,510
                                                        ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                    $63,640        $83,169
     Accrued Expenses                                     30,538         26,989
     Customer Deposits                                    51,725        121,700
     Notes Payable                                       172,173        101,173
                                                       ---------      ---------
        Total Current Liabilities                        318,076        333,031
                                                       ---------      ---------

             TOTAL LIABILITIES                           318,076        333,031
                                                       ---------      ---------


STOCKHOLDERS' EQUITY:
     Common Stock                                          2,237          2,990
     Additional Paid-In Capital                        1,606,998      1,604,045

     Accumulated Deficit                              (1,637,805)    (1,572,556)
                                                       ---------      ---------

             TOTAL STOCKHOLDERS' EQUITY                  (28,570)        34,479
                                                       ---------      ---------
             TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                      $289,506       $367,510
                                                       =========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                    1997              1996
                                                -----------         ----------

NET SALES                                        $1,059,498         $1,003,446

Cost of Sales                                       901,725            845,958
                                                -----------         ----------

          GROSS MARGIN                              157,773            157,488

Selling, General and
     Administrative Expenses                        223,022            409,707

Interest Income                                       --                   178
                                               -----------          ----------

          NET (LOSS)                              $(65,249)          $(252,041)
                                               ===========          ==========



          Net (Loss) Per Share                     $(0.024)            $(6.743)
                                               ===========          ==========

          Weighted Average Number of Common
            Shares Outstanding                   2,697,320              37,377
                                               ===========          ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                         1997            1996
                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                       $(65,249)       $(252,041)
     Adjustments to Reconcile Net (Loss)
      to Net Cash Used by Operating Activities:
          Depreciation and Amortization                  2,056            7,509
          (Decrease) in Provision for Bad Debts         (2,046)          (1,162)
          (Increase) Decrease in Accounts Receivable   (43,564)         159,855
          Decrease in Inventory                         81,616           48,105
          Decrease in Prepaid Expenses                   1,158            1,172
          Decrease in Purchase Deposits                                  38,525
          Decrease in Other Current Assets                                3,519
          Increase (Decrease) in Accounts Payable      (19,529)          14,177
          Increase (Decrease) in Accrued Expenses        3,549           (8,297)
          (Decrease) in Customer Deposits              (69,975)         (14,356)
                                                     ---------        ---------
               Net Cash Utilized by Operating
                Activities                            (111,984)          (2,994)

CASH UTILIZED FOR INVESTING ACTIVITIES:
     Purchase of Equipment                                                 (282)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in Notes Payable                          71,000
                                                     ---------        ---------
NET (DECREASE) IN CASH                                 (40,984)          (3,276)

CASH AT BEGINNING OF YEAR                               85,737           89,013
                                                     ---------        ---------
CASH AT END OF YEAR                                    $44,753          $85,737
                                                     =========        =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                         COMMON STOCK
                                        $.001 PAR VALUE      ADDITIONAL                       TOTAL
                                     --------------------      PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                       SHARES     AMOUNT      CAPITAL        DEFICIT         EQUITY
                                     ---------    -------   ------------  -------------  --------------
BALANCES AT OCTOBER 1, 1995          2,990,198     $2,990   $1,604,045     $(1,320,515)     $286,520

     Net (Loss) for the Year Ended
      September 30, 1996
                                                                              (252,041)     (252,041)
                                     ---------    -------    ---------     -----------      --------

BALANCES AT SEPTEMBER 30, 1996       2,990,198      2,990    1,604,045      (1,572,556)       34,479

     Net (Loss) for the Year Ended
      September 30, 1997                                                       (65,249)      (65,249)

     Effective Change in Common
      Stock in Connection with
      Stock Split                   (2,952,821)    (2,953)       2,953

     Private Placement
      of Common Stock                2,200,000      2,200                                      2,200
                                    ----------     ------    ---------    -----------     ----------

BALANCES AT SEPTEMBER 30, 1997       2,237,377     $2,237   $1,606,998    $(1,637,805)      $(28,570)
                                    ==========     ======    =========    ===========     ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Alchemy Holdings, Inc. (the Company) is engaged in managing the business affairs of its subsidiaries. Hawk Marine Power, Inc. (HMP), a subsidiary of the Company, is engaged in the design, production and sale of high performance marine engines for installation in high speed recreational powerboats and offshore racing boats. HMP engines are custom designed and hand built from component parts and sold primarily to premium boat manufacturers. Cigarette Licensing, Inc. (CRI), another subsidiary of the Company is engaged in the world-wide licensing of trademarks and service marks.

During the fiscal year ended September 30, 1997 the Company adopted a proposal to amend the Articles of Incorporation of the Company and change the name of the Company from Hawk Marine Power, Inc. to Alchemy Holdings, Inc. Subsequent to the change of the Company's name from Hawk Marine Power, Inc. to Alchemy Holdings, Inc., the Company formed a new corporation under the laws of the State of Delaware, a wholly owned subsidiary of the Company known as "Hawk Marine Power, Inc." to operate its high performance engine manufacturing business.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           Principles of Consolidation

The consolidated financial statements include the accounts of Alchemy Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be the equivalent of cash for financial statement statement purposes.

INVENTORY

Inventory consists of merchandise held for sale and includes finished goods as well as work-in-process and is valued at lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from five to ten years, except leasehold improvements which are depreciated over their lease term. Expenditures for maintenance and repairs are charged against operations as incurred.

WARRANTIES

The Company's products are generally under warranty against defects in material and workmanship for a period of ninety days to one year from date of sale. The Company has established an accrual for these anticipated future warranty costs.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER SHARE

Net Loss Per Share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, as well as common stock equivalents.

INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under such standard, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The principal item resulting in the difference is depreciation. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and/or liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided for deferred tax assets that do not meet a "more likely than not" criterion. The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes are determined based upon the difference between the financial statement carrying amount and the tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

REVENUE AND COST RECOGNITION

Sales and the associated Cost of Sales are recognized upon delivery of finished goods to the customer. Service revenue is recognized when the service is performed.

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

MAJOR CUSTOMER

For the years ended September 30, 1997 and 1996, one customer accounted for 17% and 24% of total sales. (See Note 9.)

USE OF ESTIMATES

Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities as well as revenues and expenses. Actual results could vary from the estimates that management has utilized.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $65,249 for the year ended September 30, 1997, and cumulative losses since inception of $1,637,805. In addition, the Company's has a working capital deficit as of September 30, 1997. As a result of the losses and debt service requirements borrowing requirements have increased, and financial position has been significantly impaired. The Company is past due on its obligations to certain noteholders pursuant to a settlement agreement dated April 16, 1994. The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of profitability and to obtain suitable, sufficient financing or the restructing of existing obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's continued existence as a going concern is substantially dependent on achieving its 1998 operating plans which include the following:

The Company commenced cost-savings measures and is otherwise seeking to improve its cash flow. In this regard, the Company reduced factory and corporate overhead by implementing payroll efficiencies and reduced rent costs upon expiration of the operating lease. The Company has plans to reduce other operating and overhead costs, including, but not limited to reduction in production costs (direct labor and raw materials) through increased labor and purchasing efficiencies.

The Company has obtained deposits from customers in connection with firm purchase orders which it believes will further help finance operating costs.


NOTE 4 - INVENTORY

Inventory consists of the following:

                                              September 30,
                                        1997                  1996
                                     --------               --------
Parts and Accessories                $ 94,700               $130,411
Work-In-Process                        71,294                117,199
                                     --------               --------
Total Inventory                      $165,994               $247,610
                                     ========               ========

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                     September 30,
                                               1997                1996
                                             -------              -------
Office Furniture and Equipment               $40,193              $40,193
Shop Equipment                               166,026              166,026
Leasehold Improvements                        28,521               28,521
                                             -------              -------
                                             234,740              234,740
Less: Accumulated Depreciation               213,775              211,866
                                             -------              -------
     Total Property and Equipment            $20,965              $22,874
                                             =======              =======

Depreciation expense was $1,909 and $7,509 for the years ended September 30, 1997 and 1996, respectively.


NOTE 6 - NOTES PAYABLE

The Company is delinquent on a Note Payable in the amount of $101,173 originally due November 1, 1991, collateralized by all of the Company's assets, and accruing interest at 11%. The note is currently being renegotiated and management expects a favorable settlement during the second fiscal quarter of 1998. Additionally, the Company has a new demand Note Payable for $65,000 that accrues interest at two points over the Chase Manhattan Bank prime rate. Finally, the Company has a Loan Payable with an officer in the amount of $6,000.


NOTE 7 - CONTINGENT LIABILITIES

In April 1991, the Company was named in a lawsuit arising from the sale of two engines. In Mark Donato, et al v. Highway Service Connecticut, Inc. d/b/a Ocean Performance, Hawk Marine Power, and Cigarette Racing Team, Inc. (Case No. 91-2528), a suit filed the Superior Court Department of the Trial Court Civil Action in the Commonwealth of Massachusetts, the plaintiff is seeking damages in connection with alleged breach of contract, breach of express warranty, breach of implied warranty, negligence, revocation of acceptance and breach of a written agreement of compromise and settlement. The lawsuit pertains to the sale of a Cigarette powerboat equipped with two Hawk engines purchased by the plaintiffs in 1989. The plaintiffs contend the boat's engines were defective and did not operate properly. The Company intends to vigorously contest the complaint. Based upon information presently available to the Company, management believes the outcome of this litigation will not have a material adverse effect on the consolidated financial position of the Company.

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

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 8 - COMMITMENTS

LEASE COMMITMENTS

The Company leases its facilities in Aventura, Florida pursuant to an operating lease. As of September 30, 1997 the Company is paying rent on a month-to-month basis. Rent expense, excluding common overhead, for the years ended September 30, 1997 and 1996 amounted to $94,800 and $94,800 respectively.

COMPENSATION PLANS

a. An agreement with an officer provides for compensation of $25,000 per year for three years and incentive compensation equal to 1.5% of sales generated by the officer. The agreement automatically renews on a year to year basis unless written notice of termination is delivered by either party to the other no later than thirty days prior to any renewal term. The agreement was renewed for the year ended September 30, 1997.

b. The Company has created a management bonus pool for key management personnel equal to 15% of the income in excess of $250,000 up to a maximum yearly bonus of $300,000.

c. 1988 Incentive Stock Option Plan - In August 1988, the Company adopted the 1988 Incentive Stock Option Plan (the "Plan") under which 100,000 pre-reverse split cshares of common stock have been reserved for issuance to employees of the Company upon exercise of options designated as "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986. The exercise price of any stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant and, with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Board will determine the term of each option and the manner in which it may be exercised provided that no option may be exercisable more that ten (10) years after the date of grant except for optionees who own more than 10% of the Company's common stock, in which case the option may not be for more than five (5) years. Further, a director of the Company will not be eligible to receive benefits unless such director is also an employee of the Company.

      The Company has not awarded any options to date under the Plan.

d. Non-statutory Employee Stock Option Program - On May 1, 1991, the Company adopted a non-statutory employee stock option program. The plan provides for the allocation of 295,000 pre-reverse split options, all of which are issued, each exercisable for a five year period for one share of common stock. The options are exercisable at $0.20 per share and expired April 30, 1996. As of September 30, 1997, no options were exercised.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  MAJOR CUSTOMER AND RELATED PARTY TRANSACTIONS

Of the Company's total sales for the years ended September 30, 1997, and 1996, $176,197 and $242,332 or 17% and 24%, respectively , were with one customer, Cigarette Racing Team, Inc. A principal shareholder and President of the Company is also an officer and employee of this customer.


NOTE 10 - CAPITAL STOCK TRANSACTIONS

STOCK SPLIT

On May 12, 1997 the Board of Directors approved a 1 for 80 reverse stock split of the Company's common stock. The weighted average number of shares outstanding for net loss per share calculations for the fiscal year ended September 30, 1996 have been retroactively adjusted for the split.

PRIVATE PLACEMENTS

The Company issued 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. In conjunction with the purchasing of the licensing agreement, the Company formed a corporation under the laws of the State of Delaware, organized as a wholly owned subsidiary of the Company known as "Cigarette Licensing, Inc." to operate the Company's licensing business.

Lastly, the Company issued 200,000 post-split shares of the Company's common stock to the professionals responsible for the professional services related to and for negotiating, arranging and brokering the licensing and other related transactions described herein on behalf of the Company.


NOTE 11 - INCOME TAXES

Income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. To date, the Company has incurred tax operating losses and therefore, has generated no income tax liabilities. As of September 30, 1997, the Company has generated net operating loss carry forwards totaling approximately $1,556,210 which are available to offset future taxable income through 2012. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

The components of the net deferred tax as of September 30, 1997 are as follows:

Net Operating Loss Carryforward                     $529,111
Investment Credit                                      7,712
                                                    --------
                                                     536,823
Valuation Allowance                                 (536,823)
                                                    --------
Net Deferred Tax                                    $   --
                                                    ========

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net operating loss carry forwards are scheduled to expire as follows:

   EXPIRATION DATE                             AMOUNT
   ---------------                           ---------
 September 30, 2003                            $80,900
 September 30, 2004                             20,300
 September 30, 2005                            357,400
 September 30, 2006                            333,000
 September 30, 2007                            259,500
 September 30, 2008                            179,000
 September 30, 2010                              8,820
 September 30, 2011                            252,041
 September 30, 2012                             65,249
                                            ----------
     Total                                  $1,556,210
                                            ==========

The Company also has investment credit carry forwards of $7,712 which will expire on September 30, 2001 if not utilized.

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

 3.11 Certificate of Amendment of the Articles of Incorporation of Hawk Marine Power, Inc.

 21.0     Subsidiares of the Registrant

 27.0     Financial Data Schedule