Form 10QSB
period 1998-03-31
HAWK MARINE POWER INC
filed 1998-05-01
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,237,394 shares of the registrant's common stock are issued and outstanding as of April 1, 1998.

Total number of pages contained in this document 11.

                             ALCHEMY HOLDINGS, INC.

                                      INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT (UNAUDITED)

Condensed Balance Sheets as of March 31, 1998 and September 30, 1997.

Condensed Statements of Operations for the Three and Six Months Ended March 31, 1998 and 1997.

Condensed Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997.

Notes to Condensed Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II.   OTHER INFORMATION

ITEM 1. - 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             ALCHEMY HOLDINGS, INC.

                                 BALANCE SHEETS

                                                            MARCH 31, 1998
                                                              (UNAUDITED)              SEPTEMBER 30, 1997
                                                       -------------------------      ---------------------------
      ASSETS

      CURRENT ASSETS

          Cash                                              $        23,764               $        44,753

          Accounts Receivable, Net                                   52,878                        53,931

          Inventory                                                 229,234                       165,994

          Other Current Assets                                        3,532                         3,863
                                                              --------------                 -------------

      TOTAL CURRENT ASSETS                                          309,408                       268,541
                                                              --------------                 -------------


      PROPERTY AND EQUIPMENT

          Furniture & Equipment                                     234,740                       234,740

          Less: Accumulated Depreciation                            214,728                       213,775
                                                              --------------                 -------------

      PROPERTY AND EQUIPMENT - NET                                   20,012                        20,965
                                                              --------------                 -------------


      TOTAL ASSETS                                          $       329,420               $       289,506
                                                              ==============                 =============


                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.

                                                            MARCH 31, 1998
                                                              (UNAUDITED)               SEPTEMBER 30, 1997
                                                       --------------------------      ---------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES

          Accounts Payable                                  $         35,660               $          63,640
          Accrued Expenses                                            25,498                          30,538
          Customer Deposits                                           99,500                          51,725
          Notes Payable                                              174,048                         172,173
                                                              ---------------                 ---------------

      TOTAL LIABILITIES                                              334,706                         318,076
                                                              ---------------                 ---------------

      SHAREHOLDERS' EQUITY

          Common Stock - $.001 par value
           Authorized - 50,000,000 shares; issued
            And outstanding 2,237,394 shares                           2,237                           2,237
          Additional Paid in Capital                               1,606,998                       1,606,998
          Accumulated (Deficit)                                  (1,614,521)                     (1,637,805)
                                                              ---------------                 ---------------

      TOTAL SHAREHOLDERS' EQUITY                                     (5,286)                        (28,570)
                                                              ---------------                 ---------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                $        329,420               $         289,506
                                                              ===============                 ===============




                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED MARCH 31,                 SIX MONTHS ENDED MARCH 31,
                                          1998                  1997                  1998                 1997
                                      --------------         ------------         --------------       -------------


Net Sales                           $       123,158       $      172,412        $       329,560      $      455,295

Cost of Sales                                53,995              146,034                254,327             384,724
                                      --------------         ------------         --------------       -------------

Gross Margin                                 69,163               26,378                 75,233              70,571


Selling, General and
  Administration Expenses                    24,730               53,997                 51,949             117,006
                                      --------------         ------------         --------------       -------------

Operating Income (Loss)                      44,433             (27,619)                 23,284            (46,435)

Interest - Net                                -                      45                   -                    168
                                      --------------         ------------         --------------       -------------


NET INCOME (LOSS)                   $        44,433       $     (27,574)        $        23,284      $     (46,267)
                                      ==============         ============         ==============       =============


Income (Loss) Per
  Per Common Share                  $          0.02       $       (0.74)        $          0.01      $       (1.24)
                                      ==============         ============         ==============       =============


Weighted Shares
  Outstanding (Restated)                  2,237,394               37,377              2,237,394              37,377
                                      ==============         ============         ==============       =============



                        See Notes to Financial Statements

                             ALCHEMY HOLDINGS, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED MARCH 31,
                                                                           1998                        1997
                                                                       -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                   $        23,284             $      (46,267)

Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation                                                                  953                        954
  Decrease in Accounts Receivable                                             1,053                      4,078
  (Increase) Decrease in Inventory                                          (63,240)                    60,277
  (Increase) Decrease in Other Current Assets                                   331                       (495)
  Increase in Accounts Payable                                              (27,980)                   (19,017)
  (Decrease) in Accrued Expenses                                             (5,040)                    (1,642)
  Increase (Decrease) in Customer Deposits                                   47,775                    (76,000)
                                                                       -------------               -------------

Net Cash (Used) by Operating Activities                                    (22,864)                    (78,112)

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Increase in Notes Payable                                                     1,875                          -
                                                                       -------------               -------------


NET (DECREASE) IN CASH                                                      (20,989)                   (78,112)

CASH AT BEGINNING OF PERIOD                                                  44,753                     85,737
                                                                       -------------               -------------


CASH AT END OF PERIOD                                               $        23,764             $        7,625
                                                                       =============               =============



                        See Notes to Financial Statements

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(Unaudited)

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the expected results for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

NOTE B - GOING CONCERN CONSIDERATION

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,614,521.

The Company's ability to continue operations is dependent upon reducing costs and increasing its current level of business.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured. Deferred tax assets are comprised of the following at March 31, 1998:

         Net Operating Loss Carry Forward Benefit             $      536,302

            Investment Credit                                          7,712

         Valuation Allowance                                        (544,014)

         Net Deferred Tax Asset                               $            -

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1998 the Company reported net income of $44,433 compared to a net loss of $27,574 for the quarter ended March 31, 1997. Net revenues of $123,158 during the current quarter decreased 29% from $172,412 during the same period in fiscal 1997.

Selling, general and administrative expenses for the quarter ended March 31, 1998 were $24,730 a 54% decrease from the same period in fiscal 1997. The change resulted from decreased overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $23,764 at March 31, 1998 compared to $44,753 at September 30, 1997. Working capital increased from a deficit $49,535 at September 30, 1997 to a deficit of $25,298 at the end of the current quarter. The increase was related to income from operations during the first six months of fiscal 1998.

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

Date:    April 28, 1998                     ALCHEMY HOLDINGS, INC

                                            BY: /S/ CRAIG N. BARRIE
                                                --------------------------------
                                                   CRAIG N. BARRIE

                                                   President

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

27             Financial Data Schedule