Form 10QSB
period 1998-06-30
ALCHEMY HOLDINGS INC
filed 1998-08-14
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

Yes   X      No  ___.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date. 2,437,394 shares of the registrant's common stock are issued and outstanding as of June 30, 1998.

Total number of pages contained in this document 11.

                             ALCHEMY HOLDINGS, INC.

                                      INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

Condensed Balance Sheets as of June 30, 1998 and September 30, 1997.

Condensed Statements of Operations for the Three and Nine Months Ended June 30, 1998 and 1997.

Condensed Statements of Cash Flows for the Nine Months Ended June 30, 1998 and 1997.

Notes to Condensed Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II.   OTHER INFORMATION

ITEM 1. - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                          ALCHEMY HOLDINGS, INC.

                                               BALANCE SHEETS

                                                               JUNE 30, 1998
                                                              (UNAUDITED)              SEPTEMBER 30, 1997
                                                       -------------------------      ---------------------------
      ASSETS

      CURRENT ASSETS

          Cash                                              $       322,462               $        44,753

          Accounts Receivable, Net                                  146,630                        53,931

          Inventory                                                 297,906                       165,994

          Other Current Assets                                        2,623                         3,863
                                                            ---------------               ---------------

      TOTAL CURRENT ASSETS                                          769,621                       268,541
                                                            ---------------               ---------------


      PROPERTY AND EQUIPMENT

          Furniture & Equipment                                     234,740                       234,740

           Less: Accumulated Depreciation                           215,205                       213,775
                                                            ---------------               ---------------

      PROPERTY AND EQUIPMENT - NET                                   19,535                        20,965
                                                            ---------------               ---------------


      TOTAL ASSETS                                          $       789,156               $       289,506
                                                            ===============               ===============


                                  See Notes to Financial Statements

                                       ALCHEMY HOLDINGS, INC.

                                                             JUNE 30, 1998
                                                              (UNAUDITED)                  SEPTEMBER 30, 1997
                                                       --------------------------      ---------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES

          Accounts Payable                                  $         23,395               $          63,640
          Accrued Expenses                                            28,415                          30,538
          Customer Deposits                                          169,140                          51,725
          Notes Payable                                              174,048                         172,173
                                                            ----------------               -----------------

      TOTAL LIABILITIES                                              394,998                         318,076
                                                            ----------------               -----------------

      SHAREHOLDERS' EQUITY

          Common Stock - $.001 par value
           Authorized - 50,000,000 shares; issued
            And outstanding 2,237,394 shares                           1,437                           2,237
          Additional Paid in Capital                               2,006,798                       1,606,998
          Accumulated (Deficit)                                   (1,615,077)                     (1,637,805)
                                                            ----------------               -----------------

      TOTAL SHAREHOLDERS' EQUITY                                     394,158                         (28,570)
                                                            ----------------               -----------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                $        789,156               $         289,506
                                                            ================               =================


                                  See Notes to Financial Statements

                                       ALCHEMY HOLDINGS, INC.

                                       STATEMENT OF OPERATIONS

                                             (UNAUDITED)

                                         THREE MONTHS ENDED  JUNE 30,                 NINE MONTHS ENDED JUNE 30,
                                          1998                  1997                  1998                 1997
                                      --------------         ------------         --------------       -------------

      Net Sales                     $      172,359       $      147,014        $       501,919      $      602,309

      Cost of Sales                        133,171              128,590                387,498             513,314
                                    --------------        -------------         --------------       -------------

      Gross Margin                          39,188               18,424                114,421              88,995

      Selling, General and
        Administration Expenses             39,744               45,484                 91,693             162,490
                                    --------------        -------------         --------------       -------------


      Operating Income (Loss)                 (556)             (27,060)                 22,728            (73,495)

      Interest - Net                             -                   85                       -                253
                                    --------------        -------------         ---------------      -------------



      NET INCOME (LOSS)             $         (556)       $     (26,975)        $        22,728      $     (73,242)
                                    ==============        =============         ===============      =============


      Income (Loss) Per
        Common Share                $          0.00       $       (0.72)        $          0.01      $       (1.96)
                                    ===============       =============         ===============      =============



      Weighted Shares
        Outstanding(Restated)             2,252,046              37,377               2,252,046             37,377
                                    ===============       =============         ===============      =============



                                  See Notes to Financial Statements

                                       ALCHEMY HOLDINGS, INC.

                                       STATEMENT OF CASH FLOWS
                                             (UNAUDITED)

                                                                               NINE MONTHS ENDED JUNE 30,
                                                                           1998                         1997
                                                                       -------------               -------------
      CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income (Loss)                                             $        22,728             $       (73,242)

      Adjustments to Reconcile Net (Loss) to
        Net Cash Provided by Operating Activities:
          Depreciation                                                        1,431                       1,432
          (Increase) in Accounts Receivable                                 (92,699)                    (16,362)
          (Increase) in Inventory                                          (131,912)                    (25,089)
          Decrease in Other Current Assets                                    1,240                       2,968
          Increase (Decrease) in Accounts Payable                           (40,246)                      8,508
          (Decrease) in Accrued Expenses                                     (2,123)                     (5,232)
          Increase in Customer Deposits                                     117,415                      70,310
                                                                    ---------------             ---------------


      Net Cash (Used) by Operating Activities                              (124,166)                    (36,707)

      CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase (Decrease) in Notes Payable                                    1,875                     (36,173)
      Proceeds of Stock Issuance                                            400,000                           -
                                                                    ---------------             ---------------
      Net Cash Provision for Financing Activities                           401,875                     (36,173)
                                                                    ---------------             ---------------


      NET (DECREASE) IN CASH                                                277,709                     (72,880)

      CASH AT BEGINNING OF PERIOD                                            44,753                      85,737
                                                                    ---------------             ---------------



      CASH AT END OF PERIOD                                         $       322,462             $        12,857
                                                                    ===============             ===============


                                  See Notes to Financial Statements

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the expected results for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

NOTE B - GOING CONCERN CONSIDERATION

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported cumulative losses since inception of $1,615,077.

The Company's ability to continue operations is dependent upon reducing costs and increasing its current level of business.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured.

Deferred tax assets are comprised of the following at June 30, 1998:

         Net Operating Loss Carry Forward Benefit             $      536,302

         Investment Credit                                             7,712

         Valuation Allowance                                        (544,014)
                                                              --------------

         Net Deferred Tax Asset                               $            -
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1998 the Company reported a net loss of $556 compared to a net loss of $26,975 for the quarter ended June 30, 1997. Net revenues of $172,359 during the current quarter increased 17% from $147,014 during the same period in fiscal 1997.

Selling, general and administrative expenses for the quarter ended June 30, 1998 were $39,744 a 13% decrease from the same period in fiscal 1997. The change resulted from decreased overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand in the amount of $322,462 at June 30, 1998 compared to $44,753 at September 30, 1997. Working capital increased from a deficit of $49,535 at September 30, 1997 to $374,623 at the end of the current quarter. The increase was principally due to Proceeds of a Stock Issuance during the quarter ended June 30, 1998.

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

         (a)   Exhibits:   27   Financial Data Schedule

         (b)   Reports on Form 8-K:  None

SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 04, 1998

                                    ALCHEMY HOLDINGS, INC

                                    BY: /S/ CRAIG N. BARRIE
                                       -----------------------------------------
                                           CRAIG N. BARRIE

                                           President

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

  27                 Financial Data Schedule