Form 10KSB
period 1998-09-30
ALCHEMY HOLDINGS INC
filed 1999-04-20
CIK 841183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1998

              ALCHEMY HOLDINGS, INC. F/K/A HAWK MARINE POWER, INC.
                 (Name of Small Business Issuer in its charter)

         Florida                                                 59-1886450
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3025 N.E. 188th Street, Aventura, Florida                          33180
 (Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:  (305) 932-9230

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [_] No: [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB (X).

State issuer's revenues for its most recent fiscal year: $742,289

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked process of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $4,146,758 as of April 13, 1999.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 2,592,394 shares of the registrant's common stock are issued and outstanding as of April 14, 1999.

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

Yes [_]  No [X]

                                     PART I

Item 1.   Description of Business

Introduction and General Development of Business

Alchemy Holdings, Inc. f/k/a Hawk Marine Power, Inc. (the "Company") is engaged in managing the business affairs of its subsidiaries. Hawk Marine Power, Inc.
(HMP) a subsidiary of the Company is engaged in the design, production and sale of high performance marine engines for installation in high-speed recreational powerboats and offshore racing boats. HMP manufactures its own line of seven high output, all gasoline V-8 engines for high speed recreational powerboats and racing, as well as customized engines which are produced solely for racing boats. HMP engines are hand built from component parts and are sold primarily to premium boat manufacturers. HMP high performance engines have established a distinctive reputation among powerboat enthusiasts for performance, speed and endurance. The engines have received critical acclaim in boating and other publications. HMP regularly exhibits its engines at various international boat shows held annually in Miami and Fort Lauderdale.

The Company was incorporated as Swift Development, Inc. under the laws of the State of Utah on October 25, 1983, at which time it sold an aggregate of 750,000 shares of common stock to three individuals for total consideration of $15,000. In March 1984, the Company consummated a private placement offering of shares of common stock pursuant to Regulation D of the Securities Act of 1933, as amended, which resulted in the sale of 752,850 shares of common stock from which the Company received net proceeds of approximately $65,000. In August 1984, the Company's original shareholders contributed an aggregate of 280,112 shares of common stock of the Company.

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

Furthermore, the following individuals were elected as officers and directors of the Company: Craig N. Barrie, President / Director; Berton J. Lorow, Vice-President / Director; Adam C. Schild, Secretary / Director.

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

Pursuant to a Form S-8 registration statement filed with the Commission on June 25, 1998, the Company registered 200,000 shares of the Company's common stock at a price of $2.00 for the purposes of funding the

Alchemy Employee Stock Payment Plan, dated January 2, 1998.

Pursuant to a Form S-8 registration statement filed with the Commission on October 13, 1998, the Company registered 265,000 shares of the Company's common stock at a price of $2.00 for the purposes of funding the Alchemy Employee Stock Payment Plan, dated January 2, 1998.

Products

HMP designs, manufactures and sells high output gasoline V-8 engines and also performs custom work on engines produced by other manufacturers. The Hawk engine was initially produced in 1979 for use in the offshore speedboat racing circuit which was attaining initial popularity. It was produced to accommodate participants in the offshore racing circuit who required high performance engines. In 1981, Hawk powered speedboats attained international prominence by winning the U.S. Championship and the World Championship of speed boat racing in conjunction with Cigarette Racing Team, Inc. ("Cigarette"). The success of the Hawk engine in international competition generated widespread interest among speedboat as well as other racing enthusiasts. Despite its reputation, HMP has never been able to attain consistent profitable operations or capitalize on a commercial basis from critical recognition received by Hawk engines. HMP intends to continue to focus its operations to serve the upper segment of the powerboat market.

Following is a more detailed description of the Hawk engines offered by HMP directly and through its authorized dealer network:

Hawk 600: An 8-cylinder, four-stroke, 496 cubic inch engine which produces approximately 600 horsepower and is liquid-cooled.

Hawk 700: An 8-cylinder, four stroke, 556 cubic inch engine which produces approximately 700 horsepower and is liquid cooled.

Hawk 750: A 8-cylinder, four-stroke, 588 cubic inch engine which produces approximately 750 horsepower and is liquid-cooled.

Hawk 800: An 8-cylinder, four-stroke, 589 cubic inch engine which produces approximately 800 horsepower and is liquid-cooled.

Hawk 900: An 8-cylinder, supercharged four-stroke, 572 cubic inch engine which produces approximately 900 horsepower and is liquid-cooled.

Hawk 1000: An 8-cylinder, four-stroke, 698 cubic inch engine which produces approximately 1000 horsepower and is liquid-cooled.

Hawk 1100: An 8-cylinder, four stroke, 698 cubic inch engine which produces approximately 1100 horsepower and is liquid-cooled.

Although the Hawk engines described above may be used for recreational or offshore racing boats, HMP does manufacture custom engines utilized solely for racing. Hawk engines, which usually sell in sets of two or three, range in price from $32,000 to $69,000 per engine.

To management's best knowledge, the Hawk engine has been produced for the longest continuous period of any high performance marine engine. Apart from success in various offshore racing events, Hawk engines have received critical recognition in various boating publications including BOATING MAGAZINE, MOTOR BOATING AND SAILING and POWERBOAT MAGAZINE, as well as in various consumer publications not specifically published for the benefit of speedboat enthusiasts.

Manufacturing Operations

Hawk engines are manufactured at the HMP production facility in Aventura, Florida. The engines are hand built from component parts and in certain instances, are custom designed for individual customers. HMP believes the recognition for its high performance engines is attributable to the accumulated experience, knowledge and know-how related to the innovation, design, balancing, assembly and testing of the engines. The manufacture of the Hawk engine consists of three stages: (i.) hand tooling and modification of component parts; (ii.) assembly of the engine; and (iii.) testing of the engine. HMP orders most of the components used in the Hawk engine directly from manufacturers, distributors and specialty automobile parts suppliers. With the exception of General Motors, which manufactures the engine blocks used in most Hawk engines, HMP does not regard any single supplier as essential to its operations. Most of the components HMP utilizes are available from multiple sources at competitive prices.

Following assembly of the Hawk engine, a rigorous tuning and testing program is utilized. The testing is performed both manually and through the use of advanced computer technology. At the present time, the normal production period and the manufacture of the Hawk engine is from five to ten working days. HMP has present production capacity of approximately sixteen (16) engines per month. HMP believes its extensive know-how and experience at all stages of production has enabled it to establish a position of leadership.

HMP warrants its engines for up to one year against defects in materials and workmanship, and to date has not experienced more than a limited number of warranty claims.

At September 30, 1998, the consolidated financial statements of the Company included an accrual of approximately $7,500 for anticipated future warranty cost. See "Item 3, Legal Proceedings".

Marketing and Sales

HMP concentrates its sales of Hawk engines in the high performance recreational speedboat and racing market. Management believes the high-performance segment of the market represents no more than 5% of the entire recreational market, of which HMP is one of the best known manufacturers. HMP has sold Hawk engines directly to premium boat manufacturers including Cigarette, Apache Performance Boats, Pantera U.S.A., and Jaguar Marine.

For the years ended September 30, 1998 and 1997, sales of Hawk engines to Cigarette amounted to approximately 25% and 17% of total sales. Craig Barrie, the Company's President, and a principal shareholder, is the President of Cigarette.

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

Government Regulation and Production Liability

Certain materials used in HMP's engine manufacturing that are toxic, flammable, corrosive or reactive are classified by both federal and state governments as "hazardous materials". Control of these substances is regulated by the Environmental Protection Agency, and state and local pollution control agencies, which may require reports and undertake inspections of HMP's facilities to monitor compliance. In addition, under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by the owner or operator, irrespective of the amount of hazardous waste which the generator sent to the site. HMP has sent hazardous waste including cleaning solvents and waste oil to sites through specialized environmental concerns which are responsible for removal and selection of sites for hazardous wastes. HMP's cost of compliance with environmental regulations, including, but not limited to costs associated with hazardous waste disposal sites, has not been and is not expected to be material in relation to its overall operations.

While management of HMP believes that the Hawk engine is safe in normal operation, any motorized product can give rise to product liability claims. HMP maintains product liability insurance in the amount of $1,000,000 per incident. Additionally, HMP maintains a $2,000,000 umbrella policy. HMP has never been the subject of any claim or lawsuit regarding product liability of associated with the Hawk engines, although there can be no assurance that product liability claims associated with injury to property or persons directly or indirectly attributable to the Hawk engine may not be asserted at a future date.

Employees

In addition to its three executive officers, the Company employs approximately six people. All of the Company's employees are non-union, and the Company believes its relationship with employees is excellent.

The Company's Proposed Merger with Cigarette Racing Team, Inc. (collectively, the "Companies")

On May 12, 1997 Alchemy held a special meeting of the Board of Directors and decided that in the best interests of Alchemy's shareholders that they would attempt to engage in the business of licensing, designing and marketing of Cigarette merchandise and apparel in addition to its current activities of high performance engine manufacturing, in order to provide Alchemy's current shareholders with the potential of future liquidity in their stock ownership and the possibility of future gain. In furtherance of that goal an Agreement and Plan of Merger was presented to both the Company's and Cigarette's Boards, respectively (the "Merger Agreement").

In reaching their decisions to approve the Merger Agreement, the terms of the proposed merger (the "Merger") and the transactions contemplated by the Merger Agreement, the Alchemy Board and the Cigarette Board consulted with their respective management teams and advisors and independently considered the proposed Merger Agreement and the transactions contemplated thereunder. Based on their respective independent reviews of the proposed transactions and the business and operations of the other party, the respective Boards each unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby. The Board of Directors of each of the Companies concluded that (i) the goals and philosophies of the Companies are compatible and consistent, (ii) the products and services of the Companies are complementary,
(iii) the post-Merger entity has the potential to offer customers a wider variety of services and products than it could offer independently, (iv) the Merger would be positively received by customers of each of the Companies, (v) the Companies' respective shareholders would benefit by the enhanced ability of the Combined Entity to compete in the marketplace, and (vi) there would be economic advantages as a result of increased operating efficiencies.

On or about October 25, 1997, the Company and Cigarette entered into a letter of intent to merge the Company into Cigarette via a reverse acquisition (the "Letter of Intent"). In addition to the requisite approvals of the Companies' Boards of Directors' and shareholders', the Company would have to file and have deemed effective a registration statement/prospectus/proxy statement on Form S-4.

Recommendation of the Alchemy Board

Subsequent to the Letter of Intent the Alchemy Board unanimously approved the Merger Agreement and the issuance of Alchemy Common Stock in connection with the Merger.

Recommendation of Cigarette's Board

Subsequent to the Letter of Intent the Cigarette Board unanimously approved the Merger Agreement and the cancellation of certain shares of Cigarette's Common Stock and the exchange of other shares of Cigarette's Common Stock for Alchemy Common Stock in connection with the Merger.

Upon the recommendations of the Companies respective Boards, Alchemy formed Cigarette Boats, Inc. ("Merger Sub"), a Delaware corporation. The Merger Sub is a newly-formed, wholly-owned subsidiary of Alchemy formed solely for the purpose of the Merger. The Merger Sub has no material assets or liabilities and has not engaged in any material operations since its incorporation. Merger Sub's principal executive offices are located at 3025 N.E., 188th Street, Aventura, Florida 33180. Its telephone number at that address is (305) 932-9230.

The Proposed Merger

     At the Effective Time, pursuant to the Merger Agreement, (i) Merger Sub will be merged with and into Cigarette, whereupon Cigarette will be the surviving corporation and will become a wholly-owned subsidiary of Alchemy, (ii) each share of Cigarette Preferred Stock, Series A ("Cigarette Preferred Stock, Series A"), issued and outstanding as of the Effective Time of the Merger will be converted into one (1) share of Alchemy's Preferred Stock, Series A ("Alchemy Preferred Stock, Series A") possessing similar rights, terms and conditions as the Cigarette Preferred Stock, Series A, (iii) each share of Cigarette Preferred Stock, Series B ("Cigarette Preferred Stock, Series B"), issued and outstanding as of the Effective Time of the Merger will be converted into one (1) share of Alchemy Preferred Stock, Series B ("Alchemy Preferred Stock, Series B") possessing similar rights, terms and conditions as the Cigarette Preferred Stock, Series B and (iv) each issued and outstanding share of Cigarette Common Stock will be converted into one (1) share of Alchemy Common Stock. Based upon the number of shares of Cigarette Preferred Stock outstanding at October 31, 1998, an aggregate of approximately 200 shares of Alchemy Preferred Stock would be issued in connection with the Merger.

Alchemy management anticipates that Central Manufacturing, Inc., an Alabama corporation, ("Central") will receive 1,000,000 shares of Alchemy Common Stock and $1,000,000 of Alchemy Preferred Stock, Series B in exchange for the forgiveness and cancellation of Cigarette's indebtedness to Central. It is also expected by Alchemy management that pursuant to the Merger, Offshore Racing, Inc., a foreign corporation, ("Offshore") will retire 2,000,000 shares of Alchemy Common Stock in exchange for its receipt of $1,000,000 of Alchemy Preferred Stock, Series B.

Alchemy management anticipates that Piparo Enterprises, Inc. ("Piparo"), a creditor of Cigarette, will receive 78,450 shares of Alchemy Common Stock in exchange for the forgiveness and cancellation of all Cigarette indebtedness to Piparo.

Some of the remaining Cigarette creditors will receive either settlement payments or services or a combination of the two from Cigarette in satisfaction of Cigarette's debts to those individuals. The satisfaction of certain debts is expected to take place within 120 days of the Effective Time (as that term is defined in the Company's Registration Statement filed under Form S-4 on November 12, 1998).

At the Effective Time, each outstanding Class A Warrant, Class B Warrant and Class X Warrant of Cigarette (individually, the "Cigarette Class A Warrants", the "Cigarette Class B Warrants" and the "Cigarette Class X Warrants"), will be assumed by Alchemy and become Alchemy warrants to purchase, on the same terms and conditions as were applicable under such Cigarette Class A Warrants, Cigarette Class B Warrants and Cigarette Class X Warrants, respectively, the number of whole shares of Cigarette Common Stock (rounded down to the nearest whole number) that the holder of such Cigarette Class A Warrants, Cigarette Class B Warrants and Cigarette Class X Warrants, respectively, would have been entitled to receive pursuant to the Merger had such holder exercised such Cigarette Class A Warrants, Cigarette Class B Warrants and Cigarette Class X Warrants in full, immediately prior to the Effective Time ("Alchemy Class A Warrants", "Alchemy Class B Warrants" and "Alchemy Class X Warrants"). The exercise price of the Alchemy Class A Warrants will equal $3.00 per share of Alchemy Common Stock. The exercise price of the Alchemy Class B Warrants will equal $4.00 per share of Alchemy Common Stock. The exercise price of Alchemy Class X Warrants will equal $2.00 per share.

Based upon the number of shares of Alchemy Common Stock and Cigarette Common Stock outstanding at March 22, 1999, an aggregate of approximately 4,719,450 shares of Alchemy Common Stock would be issued in connection with the Merger, representing approximately 87.0% of the total number of shares of

Alchemy Common Stock outstanding after giving effect to such issuance. Based upon the number of Cigarette Class A Warrants outstanding at March 22, 1999, approximately 1,000,000 additional shares of Alchemy Common Stock would be reserved for insurance to holders of Cigarette Class A Warrants in connection with Alchemy's assumption of such warrants. Based upon the number of Cigarette Class B Warrants outstanding at March 22, 1999, approximately 1,000,000 additional shares of Alchemy Common Stock would be reserved for issuance to holders of Cigarette Class B Warrants in connection with Alchemy's assumption of such warrants. Based on the number of Alchemy Class X Warrants outstanding at March 22, 1999, approximately 180,000 additional shares of Alchemy Common Stock would be reserved for issuance to holders of Alchemy Class X Warrants.

It is anticipated that the Merger will become effective as promptly as practicable after the requisite shareholder approvals have been obtained and all other conditions to the Merger have been satisfied or waived (if allowed by applicable law).

The Letter of Intent strictly specified that Alchemy and Cigarette each have the right (subject to certain limitations) to terminate the Merger Agreement if the Merger was not consummated by March 31, 1999. However, neither company has yet chosen to exercise that right.

Item 2.   Description of Property

The Company's facilities in Aventura, Florida, aggregate approximately 7,500 square feet, all of which are leased by the Company. The Company has been leasing its facilities on a month to month basis since May 1, 1992 when the previous lease expired. The Company decided not to execute a long-term commitment at its current location while searching for alternative locations. The monthly payment is $7,900 which includes rent, utilities and maintenance.

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

Due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement dated April 16, 1992. Subsequently, the Company made partial payments and during the fiscal year ended September 30, 1998, the Company reached an agreement and settled with the note holders for retirement of the promissory notes for the aggregate sum of $45,000.

Item 4.   Submission of Matters to a Vote of Security-Holders

None during the fourth quarter of 1998.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholders Matters

The Company's Common Stock, $.001 par value, was traded on a limited basis in the over-the-counter market, "pink sheets". Following the Board of Directors meeting of May 12, 1997, previously discussed above, wherein among other developments, the Company changed its name and reversed split its common stock, the Company's stock began trading on the NASD Electronic Bulletin Board under the symbol "ALCH". The following table sets forth the high and low bid quotations for the Common Stock during the periods indicated. These quotations reflect market prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. There can be no assurances that any future sales of Common Stock of the Company can be made at or near the quotations reported.

                                   High Bid                    Low Bid
                                   --------                    -------
         December 1996              1.6000                      .8000
         March 1997                  .8000                      .8000
         June 1997                   .8000                      .8000
         September 1997             5.0000                      .7500
         December 1997              9.1250                     1.8750
         March 1998                 9.7500                     2.5000
         June 1998                 12.7500                     6.8750
         September 1998            12.7500                     4.7778

On April 13, 1999, the high bid price for the Common Stock was $7.00.

As of April 13, 1999, the approximate number of record holders of the Company's Common Stock was 201. However, by virtue of the number of shares held in street name, there may be more beneficial owners of the Company's stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

The Company reported a net loss of $319,288 for the year ended September 30, 1998 compared to a net loss of $92,762 for the year ended September 30, 1997. The Company's loss before extraordinary gain on forgiveness of debt was $449,491 for the year ended September 30, 1998.

Results of Operations - Comparison of Fiscal Years Ended September 30, 1998 and 1997

Net sales for fiscal 1998 were $742,289 compared to $1,059,498 for the prior year, or a 30% decrease of $317,209. The decrease in gross margin reflects the decrease in net sales, while the decline in gross margin percentage is due to the spreading of certain fixed production costs over a lower sales level.

Gross Margins were $91,218 (12%) and $157,773 (15%) for the years ended September 30, 1998 and 1997, respectively. The decrease was due primarily to a drop in demand and corresponding sales of Hawk engines.

Selling, general and administrative expenses for fiscal 1998 were $174,637 compared to $231,125 or a decrease of $56,488. The decrease in expenses reflects the lower sales volume, as well as management's efforts to contain operating expenses.

Interest expense increased by $7,777 or 40 % due to higher interest rates on new borrowings incurred during the year ended September 30, 1998.

The results of operations for the year ended September 30, 1998 reflect a provision for loan loss, exclusive of interest income of $7,489 not recognized, in the amount of $338,885. This loss relates to a loan extended to Cigarette Racing Team, Inc. during fiscal 1998, which bears interest at the rate of 11% and is payable upon demand.

The results of operations for the fiscal year ended September 30, 1998 reflect an extraordinary gain on forgiveness of debt. During 1998, the Company satisfied its obligations to certain note holders with the proceeds of short-term financing from a stockholder. In connection therewith, principal and interest obligations totaling $175,202 were satisfied for a settlement payment of $45,000, resulting in a gain of $130,203, which is reflected as an extraordinary item in accordance with generally accepted accounting principals.

Liquidity and Capital Resources

During the year ended September 30, 1998, the Company increased its cash by approximately $21,000. The Company generated $400,000 of cash proceeds from the issuance of common stock, some of the proceeds of which were used to extend a $338,885 loan to Cigarette, with whom the Company is currently coordinating a merger. As discussed above, during 1998, the Company satisfied certain past due loan obligations totaling $175,202, with the proceeds of short-term financing from a stockholder totaling $50,000.

On October 13, 1998, the Company filed a registration statement on Form S-8 to register 265,000 shares of common stock at $2.00 per share. In connection with its proposed merger with Cigarette, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission on May 6, 1998 (the "Registration Statement") and Amendment No. 1 to the Registration Statement on November 12, 1998. The Company expects that the merger between the Company and Cigarette will be effective during the Company's 1999 fiscal year, providing the Company with the opportunity to raise additional equity capital.

Year 2000 Compliance

The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company does not expect to be affected by the Year 2000 issue as it does not rely on data-sensitive software or affected hardware. Its software has been protected and Alchemy does not utilize machines to produce its products which are computerized. The Company manufactures products which employ computer chips as part of their ability to perform as designed. The Company's primary supplier, Mercury Motors, Inc. ("Mercury"), has indicated to the Company that Mercury is year 2000 compliant in all of its operations. The Company has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are Year 2000 compliant. If the systems of Alchemy or other companies on whose services Alchemy depends, including Alchemy's customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations. Notwithstanding the above, the Company does not expect to have to replace any machinery due to inherent year 2000 problems.

The Company's Use of the Sale of S-8 Stock to Partially Pay Cigarette Employees

Pursuant to the terms of the Merger Agreement and as a condition precedent to the Merger Agreement's effectiveness, a Form S-4 Registration Statement was initially filed with the Commission on May 6, 1998 (the "Form S-4 Registration Statement"). At the time the Form S-4 Registration Statement was first filed, both Companies' management expected and anticipated that the Merger would be effective by the end of the Companies' 1998 fiscal years (September 30th).

The Companies began to integrate their operations in anticipation of the Merger's effectiveness and in consideration of the fact that: (i) Cigarette, through direct and indirect means, was responsible for more than 90% of the Company's revenue; (ii) the Company's employees were in essence becoming Cigarette's employees as Cigarette had informally leased them from the Company to perform boat manufacturing services as a result of increased sales and a limited available work-force; (iii) the Company was unable to maintain its own market share due to decreasing sales; (iv) scales of economy would substantially reduce the Company's expenses in the short-term and stabilize the Company's revenues in the long-term; and (v) the majority shareholders and directors of both Cigarette and the Company, respectively, had approved the merger in principal.

On June 25, 1998 the Company filed a registration statement on Form S-8 (the "Form S-8 Registration Statement") with the Commission which registered 200,000 shares of the Company's common stock, par value $.001 per share (the "Shares"), which were issued to the Company's employees pursuant to its Employees Stock Payment Plan (the "Plan") adopted by the Company's Board of Directors on January 2, 1998. The Form S-8 Registration Statement registered the Shares which upon effectiveness were issued in the Plan's name. The terms of the Plan contemplated that the Company's employees could authorize the Company to serve as their agent to facilitate the sale of the Shares on behalf of the employees.

Immediately after the Registration Statement's effectiveness, the Company as agent for and on behalf of the employees, sold the Shares at a price of $2.00 per share, or a total of $400,000 (the "Proceeds").

The Proceeds were then placed into a segregated Company bank account for the purpose of satisfying payroll obligations of the Companies.

Although the Merger did not become effective by September 30, 1998, the distinctions between the Company and Cigarette had become blurred and the Companies had been acting as one on a "de facto" basis, which due to common management was accomplished without formal documentation.

The following table sets forth the dates and amounts of proceeds transferred by the Company to Cigarette in order to facilitate the payment of payroll by Cigarette. After each of such transfers, Cigarette paid the net payroll due the Companies' employees, in full satisfaction of their net wages earned to that date, after deduction for amounts withheld to satisfy all federal and state tax requirements:

         June   16,1998               $32,985.05
         June   23,1998                33,556.39
         June   30,1998                42,210.78
         July   10,1998                30,282.13
         July   13,1998                27,161.34
         July   21,1998                30,294.91
         July   28,1998                34,178.33
         August  6,1998                30,488.55
         August 11,1998                31,321.49
         August 18,1998                31,029.72

In addition, on August 24, 1998, the Company transferred $25,000.00 from the Proceeds to Cigarette in order to facilitate the payment of a portion of the Companies payroll by Cigarette. Immediately thereafter, Cigarette paid $28,628.60, $25,000.00 of which was from the Proceeds, minus any funds withheld to satisfy all federal and state tax requirements, to the Companies' employees in full satisfaction of their net wages earned to that date.

As of September 30, 1998, the remaining portion of the Proceeds after the above transfers were completed, was used to purchase a certificate of deposit equal to approximately $51,000.00, such certificate of deposit was then deposited in the Company's segregated bank account for future payroll expenses.

On October 15, 1998 the Company filed a registration statement on Form S-8 (the "October 15th Form S-8 Registration Statement") with the Commission which registered 265,000 shares of the Company's common stock, par value $.001 per share (the "October S-8 Shares"). Collectively, the June 25th and October 15th Form S-8 Registration Statements shall be referred to herein as the "Registration Statements". 25,000 shares of the October S-8 Shares were issued to the Company's attorneys as payment for services rendered. The remaining 240,000 shares of the October S-8 Shares were issued to the Company's employees pursuant to the Plan. On two occasions a total of 130,000 shares of the October S-8 Shares were sold at a price of $2.00 per share. The proceeds from the sale of those shares were subsequently transferred to Cigarette and used solely to satisfy the Companies' payroll as such expenses became due. The remaining balance of 110,000 shares have not been sold.

As a result of the substantial integration of operations between the Companies on or about March 15, 1999, the Company determined that the Plan should be amended to clearly include Cigarette's employees as Employees Who May Participate In The Plan (as defined in the Plan) and that an amendment to the Form S-8 Registration Statement be filed reflecting such change in the Plan.

On April 14, 1999, the Company filed an amendment to the Form S-8 Registration Statement with the amended definition of Employees Who May Participate In The Plan.

The Company has been advised that the sale of common stock registered in the S-8 Registration Statement may constitute a violation of the registration requirements under the Securities Act of 1933 and furthermore, the use of the resulting proceeds may have represented an improper application of employee benefit funds. Management of the Company, as concurred by counsel, does not believe that the Company has violated any applicable requirements or otherwise acted improperly; however, there can be no assurance in this regard.

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

         Name                       Positions(s)                       Age
         ----                       ------------                       ---

         Craig Barrie               President/Director                  49

         Berton Lorow               Vice President/Director             43

         Adam Schild                Secretary/Director                  29


Craig Barrie - President/Director

Mr. Barrie has been a Director since August 1987 and President since November 1990. Mr. Barrie founded Alchemy Holdings, Inc. (a Florida corporation) F/K/A Hawk Marine Power, Inc. in February 1986 and has served as its Chairman of the Board. Mr. Barrie was elected to the position of President of Cigarette Racing Team, Inc., Miami, Florida during 1992. From 1985 to 1992, Mr. Barrie was the Director of Sales of Cigarette. Between 1968 and 1985, Mr. Barrie was employed by Faberge, Inc., a manufacturer and distributor of cosmetics and other beauty products. He served in various executive capacities, including executive vice president - advertising, and was a member of the Board of Directors of that company. Mr. Barrie currently races powerboats for Cigarette.

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

Adam Schild - Secretary/Director

Mr. Schild is Secretary and a Director of the Company and has held those positions since 1997. From 1994 to 1997 Mr. Schild was a senior partner of a management consulting firm specializing in crisis management and mergers and acquisitions. From 1987 to 1994 Mr. Schild was employed by a corporate communications company specializing in Fortune 500 companies. From November 1994 through October 1993, Mr. Schild was a stockholder in training at Stratton Oakmont. Mr. Schild began his tenure in the finance department and was promoted to Director of Finance.

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

Item 10.  Executive Compensation

Total cash compensation paid to all executive officers as a group for services provided to the Company and its subsidiaries in all capacities during the fiscal year ended September 30, 1998 aggregated $79,840. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.



                              SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                              LONG-TERM COMPENSATION

                                                     Awards            Payouts
Name and                            Other      Resid.                             All
Principal                           Annual     Stock                   LTIP       Other
Position        Year    Salary      Bonus      Compensation Awards     Options    Payouts   Compensation
--------------------------------------------------------------------------------------------------------
Craig Barrie    1998    $ 25,500   None       None         None       None       None      None
                1997      26,000    None       None         None       None       None      None
                1996      26,000    None       None         None       None       None      None
                1995      26,200    None       None         None       None       None      None


Berton Lorow    1998    $ 54,340    None       None         None       None       None      None
                1997      55,385    None       None         None       None       None      None
                1996      55,385    None       None         None       None       None      None
                1995      58,520    None       None         None       None       None      None


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's common stock beneficially owned by each officer and director of the Company and each shareholder who holds more than 5% of the outstanding common stock of the Company. Unless specifically indicated otherwise, all such ownership interests are direct.

                                                            Amount and
                        Name and Address                    Nature of
                        of Beneficial                       Beneficial            Percent of
Title of Class          Owner                               Owner                 Class
--------------------------------------------------------------------------------------------
Common Stock            Craig Barrie (1) (2)                  14,753                 .6%
                        3025 NE 188th St.
                        North Miami,
                        Florida 33180

                        Berton Lorow (1) (3)                      78                 --
                                      3025 NE 188th St.
                        North Miami,
                        Florida  33180

                        Offshore Racing, Inc.              2,000,000               82.1
                        3025 NE 188th St.
                        North Miami,
                        Florida  33180


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

Item 12.  Certain Relationships and Related Transactions

The Company had sales to Cigarette Racing Team, Inc. of $187,258, representing 25% of total sales for the year. Mr. Craig Barrie, the Company's President, is also President of Cigarette.

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

Due to insufficient cash flow, the Company was unable to make the August 15 installment pursuant to the settlement dated April 16, 1992. Subsequently, the Company made partial payments and during the fiscal year ended September 30, 1998, the Company reached an agreement and settled with the note holders for retirement of the promissory notes for the aggregate sum of $45,000.

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

The Company filed a Form 8-K with the Commission on March 5, 1999. Such Form 8-K disclosed the change in the Company's certifying accountants.

Item 13.  Exhibit and Reports on Form 8-K

(a)       Index to Exhibits

2.0       Agreement and Plan of Reorganization (1)

2.1       Agreement of Merger (1)

3.0 Certificate of Incorporation of Hawk Marine Power, Inc. (a Utah corporation) as Amended (1)

3.1 Certificate of Incorporation of Hawk Marine Power, Inc. (a Florida corporation) as Amended (1)

3.11 Certificate of Amendment of the Articles of Incorporation of Hawk Marine Power, Inc. (2)

3.2       Bylaws of Hawk Marine Power, Inc. (a Utah corporation) (1)

3.3       Bylaws of Hawk Marine Power, Inc. (a Florida corporation) (1)

3.4       Specimen Certificate of Common Stock (1)

4.0       Form of 11% Secured Promissory Note (1)

10.0      Employment Agreement with Craig Barrie (1)

10.1 October 25, 1997 Letter of Intent Between Alchemy Holdings, Inc. and Cigarette Racing Team, Inc.

16.0      Letter Regarding the Change of the Company's Independent Auditor

21.0      Subsidiaries of the Registrant

Please see the attached list of subsidiaries.


(1) Filed as the same encumbered exhibit to a Registration Statement (File No. 33-30906-A) previously filed.

(2) Filed as the same encumbered exhibit to the Company's Form 10-KSB (File No. 000-17981) filed on April 30, 1998.

(b)       Reports on Form 8-K

The Company filed a Form 8-K on March 5, 1999 indicating the following:

Jere J. Lane, CPA resigned as the Company's certifying accountant for the year ended September 30, 1998 and the engagement of Callaghan Nawrocki LLP to provide such independent auditor services for the year ending September 30, 1998 and 1999, respectively.

The Company filed a Form 8-K on April 14, 1999 indicating the following:

The Company more fully disclosed the development and the present nature of its relationship with Cigarette and the fact that the Alchemy Employee Stock Payment Plan was amended retroactively to its date of adoption to include Cigarette's employees as "Employees Who May Participate In The Plan." Further, the Company disclosed the procedures it undertook to compensate such employees.

                                   SIGNATURES


In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                                    Alchemy Holdings, Inc.




                                         By:  /s/  Adam Schild
                                              Adam Schild, Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


/s/ Adam Schild - Secretary
---------------
Adam Schild


/s/ Berton Lorow  - Vice President/Director
----------------
Berton Lorow

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Alchemy Holdings, Inc. and Subsidiaries
3025 N.E. 188 Street
Aventura, Florida 33180

We have audited the accompanying consolidated balance sheet of Alchemy Holdings, Inc. (F/K/A Hawk Marine Power, Inc.) and Subsidiaries (the Company) as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alchemy Holdings, Inc. and Subsidiaries as of September 30, 1998 and the results of its operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the liquidity of the Company has been adversely affected by losses from operations that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


February 19, 1999
Melville, New York

                          REPORT OF INDEPENDENT AUDITOR


To the Board of Directors and Stockholders of Alchemy Holdings, Inc. and Subsidiaries
3025 N.E. 188 Street
Aventura, Florida 33180

I have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Alchemy Holdings, Inc. (F/K/A Hawk Marine Power, Inc.) and Subsidiaries for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Alchemy Holdings, Inc. and Subsidiaries for the year ended September 30, 1997 in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the liquidity of the Company has been adversely affected by losses from operations and the Company is past due on its obligations to certain note holders pursuant to a settlement agreement. All of the foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


January 15, 1998
Coral Springs, Florida

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998



                                                  ASSETS

Current Assets:

Cash                                                                $    66,186
Inventories                                                             178,655
                                                                    -----------
Total Current Assets                                                    244,841

Property and Equipment, Net of Accumulated
Depreciation of $214,680                                                 20,060

Licensing Agreement, Net of Accumulated
Amortization of $30,250                                                 189,750
                                                                    -----------
TOTAL ASSETS                                                        $   454,651
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note payable including accrued interest thereon                     $    75,286
Accounts payable                                                         10,148
Accrued expenses                                                          7,476
Customer deposits                                                        90,500
Due to stockholders                                                      56,494
                                                                    -----------

Total Current Liabilities                                               239,904
                                                                    -----------
Commitments and Contingencies (Note 13)

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares
authorized; 2,437,394 issued and outstanding                              2,437
Additional paid-in capital                                            2,224,598
Accumulated deficit                                                  (2,012,288)
                                                                    -----------
Total Stockholders' Equity                                              214,747
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   454,651
                                                                    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                        1998            1997
                                                    -----------     -----------

NET SALES                                           $   742,289     $ 1,059,498

Cost of Sales                                           651,071         901,725
                                                    -----------     -----------

GROSS MARGIN                                             91,218         157,773

Selling, General and

     Administrative Expenses                            174,637         231,125

Interest Expense                                         27,187          19,410

Provision for Loan Loss, exclusive of interest
      income of $7,489 not recognized                   338,885            --
                                                    -----------     -----------

TOTAL EXPENSES                                          540,709         250,535
                                                    -----------     -----------

Loss before Extraordinary Item                         (449,491)        (92,762)

Extraordinary Gain on
     Forgiveness of Debt                                130,203            --
                                                    -----------     -----------

NET LOSS                                               (319,288)    $   (92,762)
                                                    ===========     ===========

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss before extraordinary item                      $      (.20)    $      (.11)
Extraordinary gain                                          .06            --
                                                    -----------     -----------
Net loss                                            $      (.14)    $      (.11)
Basic and diluted weighted average number of
     common shares outstanding                        2,291,093         851,093
                                                    ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                   Common Stock
                                                 $.001 Par Value                 Additional                         '   Total
                                          ------------------------------          Paid-In         Accumulated        Stockholders
                                             Shares             Amount            Capital           Deficit            Equity
                                          -----------        -----------        -----------       -----------        -----------

Balances, October 1, 1996                   2,990,198        $     2,990        $ 1,604,045       $(1,600,238)       $     6,797


   Effective of reverse stock split        (2,952,821)            (2,953)             2,953              --                 --

   Adjustment for fractional shares                17               --                 --                --                 --

   Issuance of common stock                 2,200,000              2,200            217,800              --              220,000

   Net loss for the year ended
    September 30, 1997                           --                 --                 --             (92,762)           (92,762)
                                          -----------        -----------        -----------       -----------        -----------

Balances, September 30, 1997                2,237,394              2,237          1,824,798        (1,693,000)           134,035

   Issuance of common stock                   200,000                200            399,800              --              400,000

   Net loss for the year ended
    September 30, 1998                           --                 --                 --            (319,288)          (319,288)
                                          -----------        -----------        -----------       -----------        -----------

Balances, September 30, 1998                2,437,394        $     2,437        $ 2,224,598       $(2,012,288)       $   214,747
                                          ===========        ===========        ===========       ===========        ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


CASH FLOWS FROM OPERATING ACTIVITIES:                        1998             1997

                                                          ---------        ---------
  Net loss                                                $(319,288)       $ (92,762)

   Adjustments to reconcile net loss
   to net cash used by operating activities:
   Extraordinary forgiveness of debt                       (130,203)            --
   Depreciation and amortization                             22,905           10,159
   Accrued interest - unpaid                                 27,187           19,410
   Provision for (recovery of) doubtful receivables         338,885           (2,046)
   Decrease (increase) in accounts receivable                53,931          (43,564)
   Decrease (increase) in inventory                         (12,661)          81,616
   Decrease in prepaid expenses                               1,810            1,158
   Increase (decrease) in accounts payable                  (53,492)         (19,529)
   Increase (decrease) in accrued expenses                  (10,031)           3,549
   Increase (decrease) in customer deposits                  38,775          (69,975)
                                                          ---------        ---------

      Net cash used by operating activities                 (42,182)        (111,984)
                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliate                                       (338,885)            --


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of notes payable                                  50,000           71,000
  Repayments of notes payable                               (47,500)            --
  Proceeds of stock issuance                                400,000             --
                                                          ---------        ---------

      Net cash provided by financing activities             402,500           71,000
                                                          ---------        ---------

NET INCREASE (DECREASE) IN CASH                              21,433          (40,984)

CASH, BEGINNING OF YEAR                                      44,753           85,737
                                                          ---------        ---------

CASH, END OF YEAR                                         $  66,186        $  44,753
                                                          =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest Paid During the Year                           $    --          $    --
                                                          =========        =========

  Income Taxes Paid During the Year                       $    --          $    --
                                                          =========        =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:


  Licensing Agreement Acquired Through

   Issuance of Common Stock                               $    --          $ 220,000
                                                          =========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

Alchemy Holdings, Inc. (the Company) is engaged in managing the business affairs of its subsidiaries, Hawk Marine Power, Inc. (HMP) and Cigarette Licensing, Inc.
(CRI). HMP is engaged in the design, production and sale of high performance marine engines for installation in high speed recreational powerboats and offshore racing boats. HMP engines are custom designed and hand built from component parts and sold primarily to premium boat manufacturers. CRI is engaged in the world-wide licensing of trademarks and service marks.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Principles of Consolidation:

The consolidated financial statements include the accounts of Alchemy Holdings, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(B)  Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be the equivalent of cash for financial statement statement purposes.

(C)  Financial Instruments and Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary investments and accounts receivable. The Company invests its excess cash in high quality short-term liquid money market instruments with major financial institutions and the carrying value approximates market value. No losses have been incurred thereon.

(D)  Inventory:

Inventory consists of merchandise held for sale and includes finished goods as well as work in process and is valued at the lower of cost (first-in, first-out method) or market.

(E)  Property and Equipment:

Property and Equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from five to ten years, except leasehold improvements which are depreciated over their lease term. Expenditures for maintenance and repairs are charged against operations as incurred.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(F)  Licensing Agreement and Amortization:

The licensing agreement is being amortized over its ten-year term. The original valuation ascribed to this agreement has been revised. (See Notes 9B and 14).

(G)  Warranties:

The Company's products are generally under warranty against defects in material and workmanship for a period of ninety days to one year from date of sale. The Company has established an accrual for these anticipated future warranty costs.

(H)  Revenue and Cost Recognition:

Sales and the associated cost of sales are recognized upon delivery of finished goods to the customer. Service revenue is recognized when the service is performed.

(I)  Income Taxes:

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109. Under such standard, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The principal item resulting in the difference is depreciation. Deferred income taxes are determined based upon the difference between the financial statement carrying amount and the tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets and/or liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided for deferred tax assets that do not meet a more likely than not criterion.

(J)  Earnings (Loss) Per Share:

Earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are reported to reflect the effect of outstanding common share equivalents. Such common share equivalents are excluded from loss per share calculations as their effect would be anti-dilutive.

(K)  Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could vary from those estimates.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $319,288 and $92,762 for the years ended September 30, 1998 and 1997, respectively, and has cumulative losses since inception of $2,012,288. As a result of such losses the Company's financial position has been significantly impaired. The Company's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable, adequate financing or the restructuring of existing obligations. During the year ended September 30, 1998, the Company satisfied its obligations to certain note holders with the proceeds of short-term financing from a stockholder. (This extinguishment of debt resulted in an extraordinary gain of $130,203.) The Company has sought to implement cost-saving measures, reduce other operating costs, utilize deposits from customers in connection with firm purchase orders to help finance operating costs and to convert some of its debt to equity in connection with a merger with one of its principal customers, Cigarette Racing Team. There is no assurance that the Company will be successful in these endeavors. The accompanying financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

NOTE 4 - INVENTORY

Inventory at September 30, 1998 consists of the following:

Parts and Accessories                                 $      75,145
Work-In-Process                                              57,430
Finished Goods                                               46,080
                                                      -------------
          Total Inventory                             $     178,655
                                                      =============


NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment at September 30, 1998 consist of the following:

Office Furniture and Equipment                        $      40,193
Shop Equipment                                              166,026
Leasehold Improvements                                       28,521
                                                      -------------
                                                            234,740
Less: Accumulated Depreciation                              214,680
                                                      -------------
  Total Property and Equipment, Net                    $     20,060
                                                      =============


Depreciation expense was $905 and $1,909 for the years ended September 30, 1998 and 1997, respectively.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE

During the year ended September 30, 1998, the Company satisfied its past due obligations to certain noteholders totaling $175,203 with a $45,000 settlement payment resulting in an extraordinary gain of $130,203. The source for the settlement was an unsecured demand loan of $50,000 from a stockholder, which bears interest at 11%. As of September 30, 1998, loans payable to stockholders totaled $53,500 plus $2,994 of accrued interest.

The Company has a demand note payable to a corporation for $65,000 plus $10,286 of accrued interest at two points over the Chase Manhattan Bank prime rate.

NOTE 7 - COMMITMENTS

(A)  Lease Commitments:

The Company leases its facilities in Aventura, Florida pursuant to an operating lease. As of September 30, 1998 the Company is paying rent on a month-to-month basis. Rent expense, excluding common overhead, amounted to $94,800 for each of the years ended September 30, 1998 and 1997.

(B)  Compensation Plan:

An agreement with an officer provides for compensation of $25,000 per year for three years through September 30, 1999.

NOTE 8 -  MAJOR CUSTOMER AND RELATED PARTY TRANSACTIONS

Of the Company's total sales for the years ended September 30, 1998, and 1997, $187,258 and $176,197 or 25% and 17%, respectively, were with one customer, Cigarette Racing Team, Inc. A principal shareholder and President of the Company is also an officer and employee of this customer. (See Notes 3 and 11).

During the year ended September 30, 1998, the Company transferred $338,885 in funds to Cigarette Racing Team, Inc. (See Note 13 for further details on this transaction.) This advance is unsecured, bears interest at the rate of 11% and is payable upon demand. As Cigarette Racing Team, Inc. does not currently have the financial capability to satisfy this obligation the Company has recorded a provision for loan loss for the entire amount of the loan and interest income has not been accrued.

NOTE 9 - CAPITAL STOCK TRANSACTIONS

(A)  Stock Split:

On May 12, 1997 the Board of Directors approved a 1 for 80 reverse stock split of the Company's common stock. Such reverse split has been given full retroactive effect in the accompanying financial statements.

(B)  Issuance of Shares to Acquire Licensing Agreement:

The Company issued 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. In conjunction with the purchasing of the licensing agreement, the Company formed a corporation under the laws of the State of Delaware, organized as a wholly owned subsidiary of the Company known as "Cigarette Licensing, Inc." to operate the Company's licensing

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


business. In connection therewith, the Company issued 200,000 post-split shares of the Company's common stock to the professionals responsible for the various services related to and for negotiating, arranging and brokering the licensing and other related transactions described herein on behalf of the Company. The Company has revised its original accounting for the valuation of the license. (See Note 14).

Issuance of Shares Under Stock Payment Agreement

On June 25, 1998, the Company filed a Registration Statement on Form S-8 to register 200,000 shares of common stock at $2 per share. Such shares were registered pursuant to the Alchemy Stock Payment Plan dated January 2, 1998. See
Note 13 for further details on this transaction.

NOTE 10 - INCOME TAXES

Income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. To date, the Company has incurred tax operating losses and therefore, has generated no income tax liabilities. As of September 30, 1998, the Company has generated net operating loss carry forwards totaling approximately $1,875,498 which are available to offset future taxable income through 2013. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance as of September 30, 1998.

The components of the net deferred tax as of September 30, 1998 are as follows:

Net Operating Loss Carryforward                       $  637,669
Investment Credit                                          7,712
                                                      ------------
                                                         645,381
Valuation Allowance                                     (645,381)
Net Deferred Tax                                      $       --
                                                      ============


The increase in the valuation allowance from $536,823 as of September 30, 1997 to $645,381 as of September 30, 1998 is due primarily to the tax effect of the current fiscal year operating loss.

Net operating loss carry forwards totaling $1,875,498 are scheduled to expire as follows: 2003: $80,900; 2004: $20,300; 2005: $357,400; 2006: $333,000; 2007:
$259,500; 2008: $179,000; 2010: $8,820; 2011: $252,041; 2012: $65,249; and 2013:
$319,288

The Company also has investment credit carry forwards of $7,712 which will expire on September 30, 2001 if not utilized.

NOTE 11- PROPOSED MERGER WITH CIGARETTE RACING TEAM, INC.

The Boards of Directors of the Company and Cigarette Racing Team, Inc. ("Cigarette") have approved a Plan of Merger whereby Cigarette Boats, Inc., a newly-formed, wholly-owned subsidiary of the Company will be merged with and into Cigarette. In connection therewith, the Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to the shares of Common Stock of Alchemy Holdings, Inc. to be retained by holders of Alchemy Common Stock in the proposed merger of Cigarette Racing Team, Inc. with and into Alchemy with Alchemy continuing as the surviving corporation of the merger.

Pursuant to the Merger Agreement, (I) Cigarette Boats, Inc. will be merged with and into Cigarette, whereupon Cigarette will be

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the surviving corporation and will become a wholly-owned subsidiary of Alchemy,
(ii) each share of Cigarette preferred stock, Series A and Series B ("Cigarette preferred stock, Series A and Series B"), issued and outstanding as of the effective date of the merger will be converted into one (1) share of Alchemy's preferred stock, Series A or Series B, as applicable ("Alchemy preferred stock, Series A and Series B") possessing similar rights, terms and conditions as the Cigarette preferred stock, Series A and B, (iii) each issued and outstanding share of Cigarette common stock will be converted into one (1) share of Alchemy common stock. Alchemy management anticipates that Central Manufacturing, Inc., an Alabama corporation, ("Central") will receive 1,000,000 shares of Alchemy common stock and $1,000,000 of Alchemy preferred stock, Series B in exchange for the forgiveness and cancellation of Cigarette's indebtedness to Central. It is also expected by Alchemy management that pursuant to the Merger, Offshore Racing, Inc., a foreign corporation, will retire 2,000,000 shares of Alchemy common stock in exchange for its receipt of $1,000,000 of Alchemy preferred stock, Series B.

Each outstanding Class A Warrant, Class B Warrant and Class X Warrant of Cigarette will be assumed by Alchemy and become Alchemy warrants to purchase, on the same terms and conditions as were applicable under agreements with Cigarette.

It is anticipated that the Merger will become effective as promptly as practicable after the requisite shareholder approvals have been obtained and all other conditions to the Merger have been satisfied or waived (if allowed by applicable law).

Alchemy and Cigarette may each have the right (subject to certain limitations) to terminate the Merger Agreement if the Merger is not consummated on or before March 31, 1999.

NOTE 12 - SUBSEQUENT EVENT

On October 13, 1998, the Company filed a Registration Statement on Form S-8 to register 265,000 shares of common stock at $2 per share. (See Note 13 for discussion of possible violation of security registration requirements with respect to the Company's use of Form S-8)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On January 2, 1998, the Company established the Alchemy Employee Stock Payment Plan (the "Plan") for the purpose of issuing shares of its common stock to participants in payment and full satisfaction of wages and/or benefits to which they already were or otherwise might become entitled to for services rendered or to be rendered as employees or former employees of the Company.

On June 25, 1998 the Company filed a Registration Statement on Form S-8 (the "Registration Statement") to register 200,000 shares of common stock at $2 per share (the "Shares"), which upon effectiveness of the Registration Statement were issued in the name of the Alchemy Stock Payment Plan. The terms of the Plan contemplated that the Company's employees, who agreed to accept such shares in lieu of their cash wages, could authorize the Company to serve as their agent to facilitate the sale of the shares on their behalf. Immediately after the Registration Statement's effectiveness, the Company, as agent for the participants, sold the shares at a price of $2.00 per share to one entity. The proceeds from the sale of the shares were then placed into a segregated account.

On a number of occasions subsequent to the aforementioned stock sale, the Company transferred a portion of the proceeds to Cigarette Racing Team, Inc. ("Cigarette") in order to facilitate the payment of payroll by Cigarette. The total amount transferred as of September 30, 1998 was $338,885. As more fully discussed in Note 11, the Company and Cigarette are in the process of merging and, in contemplation thereof, the two companies have been operating as one on a "de-facto" basis, which due to common management was accomplished without formal documentation. Also contributing to the companies' decision to act as one was that (i) Cigarette, through direct and indirect means, was responsible for more than 90% of the Company's revenue; (ii) Cigarette's employees had in essence become the Company's employees due to Cigarette's need for additional employees; and (iii) the majority shareholders and directors of both Cigarette and the Company had approved the merger in principle.

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, Cigarette paid the Company's employees as well as its own through the proceeds of the sale of the shares in the exact amounts required by their common payroll service as they became due. Upon learning that the proceeds from the sale of the participants' shares were transferred to Cigarette to pay the employees, the Company's legal counsel advised the Company, that the Plan should be amended to clearly include Cigarette's employees as Plan Participants (as that term is defined in the Plan) and that an amendment to the Registration Statement be filed. The Company's management agreed to amend the Plan and file an amendment to the Registration Statement.

Notwithstanding the above series of events, it is unclear whether the sale of common stock registered in the Registration Statement constituted a violation of registration requirements under the Securities Act of 1933 and, furthermore, whether the use of the resulting proceeds may represent an improper application of employee benefit funds. The accompanying financial statements do not reflect any adjustments which may result from this uncertainty.

NOTE 14 - RESTATEMENT

The Company has restated its prior year financial statements to record interest on certain past due indebtedness and to correct the valuation of the licensing agreement. (See Notes 6 and 9B). The opening balance of the accumulated deficit at October 1, 1996 has been increased by $27,682 for interest on the applicable debt for fiscal 1996 and 1995. Interest expense in fiscal 1997 has been increased by $19,410. The original valuation ascribed to the licensing agreement was equal to the $2,200 par value of the new common stock used to acquire it. The Company has corrected such valuation to reflect a then fair value of the common stock of $.10 per share or $220,000 in the aggregate. Additional amortization expense of $8,103 has been reflected on the statement of operations for fiscal 1997. The effect on the September 30, 1997 balance sheet was to increase net intangible assets, accrued interest payable, additional paid-in capital and accumulated deficit by $209,697, $47,092, $217,800 and $55,195, respectively. Net loss was increased by $27,513 in fiscal 1997. Net loss per common share was increased by $.03 in 1997. The statement of cash flows for fiscal 1997 was restated as applicable.

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------

10.1 October 25, 1997 Letter of Intent Between Alchemy Holdings, Inc. and Cigarette Racing Team, Inc.

16.0 Letter Dated April 16, 1999 Regarding the Change of the Company's Independent Auditor

21.0      Subsidiaries of the Registrant