Form 10QSB
period 1998-12-31
ALCHEMY HOLDINGS INC
filed 1999-05-04
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended December 31, 1998

                           Commission File No. 0-17981



                             ALCHEMY HOLDINGS, INC.

                          F/K/A HAWK MARINE POWER, INC.


A Florida Corporation                                                 59-1886450

                   3025 N.E. 188 Street, Miami, Florida 33180

Issuers telephone number: (305) 932-9230

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 2,702,394 shares of the registrant's common stock are issued and outstanding as of April 30, 1999. Total number of pages contained in this document 19.

                             ALCHEMY HOLDINGS, INC.

                                      INDEX




PART 1. FINANCIAL INFORMATION


Item 1. Financial Statement (Unaudited)

Condensed Balance Sheets as of December 31, 1998 and September 30, 1998.

Condensed Statements of Operations for the Three Months Ended December 31, 1998 and 1997 and Twelve Months Ended September 30, 1998 and 1997.

Condensed Statements of Cash Flows for the Three Months Ended December 31, 1998 and 1997.

Notes to Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

Items 1 - 5.

Item 6. Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ACHEMY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998


                                     ASSETS
                                                                     December
                                                                    (Unaudited)     September
                                                                    -----------    -----------
CURRENT ASSETS:
     Cash                                                           $   130,292    $    66,186
     Inventory                                                          141,901        178,655
     Prepaid Expenses                                                    50,000             --
                                                                    -----------    -----------

         Total Current Assets                                           322,193        244,841

PROPERTY AND EQUIPMENT                                                   19,834         20,060

OTHER ASSETS:
     Licensing Agreement, Net of Accumulated
        Amortization of $35,750                                         184,250        189,750
                                                                    -----------    -----------

            TOTAL ASSETS                                            $   526,277    $   454,651
                                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                               $    16,107    $    10,148
     Accrued Expenses                                                     7,476          7,476
     Customer Deposits                                                   71,000         90,500
     Stockholder Loans                                                   57,607         56,494
     Notes Payable, Including Accrued Interest                           76,883         75,286
                                                                    -----------    -----------

         Total Current Liabilities                                      229,073        239,904
                                                                    -----------    -----------

            TOTAL LIABILITIES                                           229,073        239,904
                                                                    -----------    -----------


STOCKHOLDERS' EQUITY:
     Common Stock, $.001 par value, 20,000,000 shares
        authorized; 2,702,394 and 2,437,394 shares, respectively,
          issued and outstanding                                          2,702          2,437
     Additional Paid-In Capital                                       2,534,443      2,224,598
     Accumulated Deficit                                             (2,239,941)    (2,012,288)
                                                                    -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY                                  297,204        214,747
                                                                    -----------    -----------

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                 $   526,277    $   454,651
                                                                    ===========    ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                              ACHEMY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 AND
               THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                     Three Months Ended           Twelve Months Ended
                                        December 31,                 September 30,
                                     1998           1997          1998           1997
                                 -----------    -----------    -----------    -----------
NET SALES                        $   155,202        206,402    $   742,289      1,059,498

Cost of Sales                        113,117        200,332        651,071        901,725
                                 -----------    -----------    -----------    -----------

GROSS MARGIN                          42,085          6,070         91,218        157,773

Selling, General and
  Administrative Expenses             47,417         32,609        174,637        231,125
                                 -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)               (5,332)       (26,539)       (83,419)       (73,352)

Interest - Net                         2,710          6,272         27,187         19,410

Provision for Loan Loss              219,611             --        338,885             --
                                 -----------    -----------    -----------    -----------

Loss before Extraordinary Item      (227,653)       (32,811)      (449,491)       (92,762)

Extraordinary Gain on
  Forgiveness of Debt                     --             --        130,203             --
                                 -----------    -----------    -----------    -----------

     NET PROFIT (LOSS)           $  (227,653)       (32,811)   $  (319,288)       (92,762)
                                 ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE AMOUNTS:
Loss before extraordinary item         (0.09)         (0.01)         (0.20)         (0.11)
Extraordinary gain                        --             --           0.06             --
                                 -----------    -----------    -----------    -----------
Net Loss                               (0.09)         (0.01)         (0.14)         (0.11)
                                 ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding        2,614,061      2,237,394      2,294,093        851,093


The equation for computing basic income (loss) per common share is:
Income (Loss) available to common shareholders / Weighted-average shares.



     The accompanying notes are an integral part of the consolidated financial statements

                              ACHEMY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                          Three Months Ended
                                                             December 31,
                                                          1998          1997
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                    $(227,653)    $ (32,811)
    Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating Activities:
    Depreciation and Amortization                           5,726         5,866
    Accrued Interest - Unpaid                               2,710         6,272
    (Increase) Decrease in Prepaid Expenses               (50,000)           --
    (Increase) Decrease in Accounts Receivable             36,753          (147)
    Increase (Decrease) in Accounts Payable                 5,960         1,920
    Increase (Decrease) in Accrued Expenses                    --        (3,658)
    Increase (Decrease) in Customer Deposits              (19,500)       (5,040)
                                                        ---------     ---------

     Net Cash Used by Operating Activities               (246,004)      (27,598)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Notes Payable                        --         4,375
   Proceeds from Stock Issuances                          310,110            --
                                                        ---------     ---------

     Net Cash Used by Financing Activities                310,110         4,375


NET INCREASE (DECREASE) IN CASH                            64,106       (23,223)


CASH AT BEGINNING OF PERIOD                                66,186        44,753
                                                        ---------     ---------


CASH AT END OF PERIOD                                   $ 130,292     $  21,530
                                                        =========     =========



Supplemental Cash Flow Information:

   Interest Paid During the Year                        $      --     $      --
                                                        =========     =========

   Income Taxes Paid During the Year                    $      --     $      --
                                                        =========     =========


     The accompanying notes are an integral part of the consolidated financial statements

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998
(Unaudited)


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the expected results for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year `ended September 30, 1998.

NOTE B - GOING CONCERN CONSIDERATION

The Company's consolidated financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $319,288 and $92,762 for the years ended September 30, 1998 and 1997, respectively, and has cumulative losses since inception of $2,239,941. As a result of such losses the Company's financial position has been significantly impaired. The Company's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable, adequate financing or the restructuring of existing obligations. During the year ended September 30, 1998, the Company satisfied its obligations to certain note holders with the proceeds of short-term financing from a stockholder. (This extinguishment of debt resulted in an extraordinary gain of $130,203.) The Company has sought to implement cost-saving measures, reduce other operating costs, utilize deposits from customers in connection with firm purchase orders to help finance operating costs and to convert some of its debt to equity in connection with a merger with one of its principal customers, Cigarette Racing Team. There is no assurance that the Company will be successful in these endeavors. The accompanying financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured.

 Deferred tax assets are comprised of the following at December 31, 1998:



     Net Operating Loss Carry Forward Benefit            $ 761,580

     Investment Credit                                       7,712

     Valuation Allowance                                  (769.292)

     Net Deferred Tax Asset                              $      --

                                                         =========

NOTE D - MAJOR CUSTOMER

Of the Company's total sales for the three months ended December 31, 1998, and 1997, $29,500 and $64,275 or 19% and 31%, respectively, were with one customer, Cigarette Racing Team, Inc. A principal shareholder and President of the Company is also an officer and employee of this customer.

During the three months ended December 31, 1998, the Company transferred $219,611 in funds to Cigarette Racing Team, Inc. This advance is unsecured, bears interest at the rate of 11% and is payable upon demand. As Cigarette Racing Team, Inc. does not currently have the financial capability to satisfy this obligation the Company has recorded a provision for loan loss for the entire amount of the loan and interest income has not been accrued.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the quarter ended December 31, 1998 the Company reported a net loss of $227,653 compared to a net loss of $32,811 for the quarter ended December 31, 1997. Net revenues of $155,202 during the current quarter decreased 24.8% from $206,402 during the same period in fiscal 1997.

Gross Margin for the quarter was 27.1% of Net Sales compared to 2.9% of Net Sales for the same period in fiscal 1997.

Selling, general and administrative expenses for the quarter ended December 31, 1998 were $47,417 compared to $32,609 from the same period in fiscal 1997.

Provision for Loan Loss for the quarter ended December 31, 1998 is $219,611.

Liquidity and Capital Resources

The Company had cash on hand in the amount of $130,292 at December 31, 1998 compared to $66,186 at September 30, 1998. Working capital increased from $4,937 at September 30, 1998 to $93,120 at the end of the current quarter.


PART II. OTHER INFORMATION

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


Date: April 30, 1999





                                        ALCHEMY HOLDINGS, INC



                                        BY: /s/ Adam Schild
                                            ------------------------------------
                                            ADAM SCHILD

                                            Secretary