Form 10QSB
period 1999-03-31
ALCHEMY HOLDINGS INC
filed 1999-05-04
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 2,702,394 shares of the registrant's common stock are issued and outstanding as of April 30, 1999. Total number of pages contained in this document 20.

                             ALCHEMY HOLDINGS, INC.

                                      INDEX



PART 1. FINANCIAL INFORMATION


Item 1.  Financial Statement (Unaudited)

Condensed Balance Sheets as of March 31, 1999 and September 30, 1998.

Condensed Statements of Operations for the Three and Six Months Ended March 31, 1999 and 1998.

Condensed Statements of Cash Flows for the Six Months Ended March 31, 1999 and 1998.

Notes to Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

Items 1 - 5.

Item 6. Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                              ACHEMY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1999
                             AND SEPTEMBER 30, 1998


                                 ASSETS
                                                                     March
                                                                   (Unaudited)     September
                                                                   -----------    -----------
CURRENT ASSETS:
    Cash                                                           $    73,698    $    66,186
    Inventory                                                          209,279        178,655
    Prepaid Expenses                                                    50,000
                                                                   -----------    -----------

        Total Current Assets                                           332,977        244,841

PROPERTY AND EQUIPMENT                                                  19,606         20,060

OTHER ASSETS:
    Licensing Agreement, Net of
       Accumulated Amortization                                        178,750        189,750
                                                                   -----------    -----------

           TOTAL ASSETS                                            $   531,333    $   454,651
                                                                   ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                               $     4,803    $    10,148
    Accrued Expenses                                                    12,284          7,476
    Customer Deposits                                                  119,564         90,500
    Stockholder Loans                                                   58,695         56,494
    Notes Payable, Including Accrued Interest                           78,446         75,286
                                                                   -----------    -----------

        Total Current Liabilities                                      273,792        239,904
                                                                   -----------    -----------

           TOTAL LIABILITIES                                           273,792        239,904
                                                                   -----------    -----------


STOCKHOLDERS' EQUITY:
    Common Stock, $.001 par value, 20,000,000 shares
       authorized; 2,702,394 and 2,437,394 shares, respectively,
         issued and outstanding                                          2,702          2,437
    Additional Paid-In Capital                                       2,534,443      2,224,598
    Accumulated Deficit                                             (2,279,604)    (2,012,288)
                                                                   -----------    -----------

           TOTAL STOCKHOLDERS' EQUITY                                  257,541        214,747
                                                                   -----------    -----------

           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                 $   531,333    $   454,651
                                                                   ===========    ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                              ACHEMY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                       Three Months Ended          Six Months Ended
                                           March 31,                   March 31,
                                     1999           1998          1999           1998
                                 -----------    -----------   -----------    -----------
NET SALES                        $   163,878        123,158   $   319,080        329,560

Cost of Sales                        120,721         53,995       233,838        254,327
                                 -----------    -----------   -----------    -----------

GROSS MARGIN                          43,157         69,163        85,242         75,233

Selling, General and
  Administrative Expenses             41,850         35,510        89,269         68,119
                                 -----------    -----------   -----------    -----------

OPERATING INCOME (LOSS)                1,307         33,653        (4,027)         7,114

Interest - Net                         2,651         12,713         5,361         18,985

Provision for Loan Loss               38,318             --       257,928             --
                                 -----------    -----------   -----------    -----------

Loss before Extraordinary Item       (39,662)        20,940      (267,316)       (11,871)

Extraordinary Gain on
  Forgiveness of Debt                     --             --            --             --
                                 -----------    -----------   -----------    -----------

     NET PROFIT (LOSS)           $   (39,662)        20,940   $  (267,316)       (11,871)
                                 ===========    ===========   ===========    ===========

BASIC LOSS PER SHARE AMOUNTS:
Loss before extraordinary item         (0.01)          0.01         (0.10)         (0.01)
Extraordinary gain                        --             --            --             --
                                 -----------    -----------   -----------    -----------
Net Loss                               (0.01)          0.01         (0.10)         (0.01)
                                 ===========    ===========   ===========    ===========

Weighted average number of
  common shares outstanding        2,702,394      2,237,394     2,658,227      2,237,394


The equation for computing basic income (loss) per common share is:
Income (Loss) available to common shareholders / Weighted-average shares.


     The accompanying notes are an integral part of the consolidated financial statements.

                             ALCHEMY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                                         1999          1998
                                                      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                  $(267,316)     $  11,871)
    Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating Activities:
    Depreciation and Amortization                        11,454            953
    Accrued Interest - Unpaid                             5,361         12,713
    (Increase) Decrease in Prepaid Expenses             (50,000)           331
    (Increase) Decrease in Accounts Receivable               --          1,053
    (Increase) Decrease in Inventory                    (30,624)       (63,240)
    Increase (Decrease) in Accounts Payable              (5,345)       (27,980)
    Increase (Decrease) in Accrued Expenses               4,808         17,402
    Increase (Decrease) in Customer Deposits             29,064         47,775
                                                      ---------      ---------

     Net Cash Used by Operating Activities             (302,598)       (22,864)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Notes Payable                                 --          1,875
   Proceeds from Stock Issuances                        310,110             --
                                                      ---------      ---------

     Net Cash Used by Financing Activities              310,110          1,875


NET INCREASE (DECREASE) IN CASH                           7,512        (20,989)


CASH AT BEGINNING OF PERIOD                              66,186         44,753
                                                      ---------      ---------


CASH AT END OF PERIOD                                 $  73,698      $  23,764
                                                      =========      =========


Supplemental Cash Flow Information:

   Interest Paid During the Year                      $      --      $      --
                                                      =========      =========

   Income Taxes Paid During the Year                  $      --      $      --
                                                      =========      =========


     The accompanying notes are an integral part of the consolidated financial statements.

ALCHEMY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the expected results for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

NOTE B - GOING CONCERN CONSIDERATION

The Company's consolidated financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $319,288 and $92,762 for the years ended September 30, 1998 and 1997, respectively, and has cumulative losses since inception of $2,279,604. As a result of such losses the Company's financial position has been significantly impaired. The Company's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable, adequate financing or the restructuring of existing obligations. During the year ended September 30, 1998, the Company satisfied its obligations to certain note holders with the proceeds of short-term financing from a stockholder. (This extinguishment of debt resulted in an extraordinary gain of $130,203.) The Company has sought to implement cost-saving measures, reduce other operating costs, utilize deposits from customers in connection with firm purchase orders to help finance operating costs and to convert some of its debt to equity in connection with a merger with one of its principal customers, Cigarette Racing Team. There is no assurance that the Company will be successful in these endeavors. The accompanying financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

NOTE C - FAS 109

Deferred income taxes are provided on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured.

Deferred tax assets are comprised of the following at March 31, 1999:

      Net Operating Loss Carry Forward Benefit           $ 775,065

      Investment Credit                                      7,712

      Valuation Allowance                                 (782,777)
                                                         ---------

      Net Deferred Tax Asset                             $      --
                                                         =========


NOTE D - MAJOR CUSTOMER

Of the Company's total sales for the six months ended March 31, 1999, and 1998, $151,232 and $68,591 or 47% and 21%, respectively, were with one customer, Cigarette Racing Team, Inc. A principal shareholder and President of the Company is also an officer and employee of this customer.

During the six months ended March 31, 1999, the Company transferred $257,928 in funds to Cigarette Racing Team, Inc. This advance is unsecured, bears interest at the rate of 11% and is payable upon demand. As Cigarette Racing Team, Inc. does not currently have the financial capability to satisfy this obligation the Company has recorded a provision for loan loss for the entire amount of the loan and interest income has not been accrued.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 1999 the Company reported a net loss of $39,662 compared to a net profit of $20,940 for the three months ended March 31, 1998. Net revenues of $163,878 during the current quarter increased 33.1% from $123,158 during the same period in fiscal 1998.

Gross Margin for the three months was 26.3% of Net Sales compared to 56.2% of Net Sales for the same period in fiscal 1998.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $41,850 compared to $35,510 from the same period in fiscal 1998.

Provision for Loan Loss for the three months ended March 31, 1999 is $38,318.

For the six months ended March 31, 1999 the Company reported a net loss of $267,316 compared to a net loss of $11,871 for the six months ended March 31, 1998. Net revenues of $319,080 during the current six month decreased 3.2% from $329,560 during the same period in fiscal 1998.

Gross Margin for the six months was 26.7% of Net Sales compared to 22.8% of Net Sales for the same period in fiscal 1998.

Selling, general and administrative expenses for the six months ended March 31, 1999 were $89,269 compared to $68,119 from the same period in fiscal 1998.

Provision for Loan Loss for the six months ended March 31, 1999 is $257,928.

Liquidity and Capital Resources

The Company had cash on hand in the amount of $73,698 at March 31, 1999 compared to $66,186 at September 30, 1998. Working capital increased from $4,937 at September 30, 1998 to $59,185 at the end of the current period.

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

Exhibits: None


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


Date: April 30, 1999





                                        ALCHEMY HOLDINGS, INC



                                        BY: /s/ Adam Schild
                                            -----------------------------------
                                            ADAM SCHILD

                                            Secretary