Form 10QSB
period 1999-06-30
ALCHEMY HOLDINGS INC
filed 1999-08-23
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

                           Commission File No. 0-17981



                             ALCHEMY HOLDINGS, INC.

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

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 2,702,394 shares of the registrant's common stock are issued and outstanding as of June 30, 1999. Total number of pages contained in this document 11.



                             ALCHEMY HOLDINGS, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets as of June 30, 1999 and September 30, 1998.

Condensed Statements of Operations for the Three and Nine Months Ended June 30, 1998 and 1999.

Condensed Statements of Cash Flows for the Nine Months Ended June 30, 1998 and 1999.

Notes to Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Items 1-5.  None

Item 6.  Exhibits and Reports on Form 8-K.

            None


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             ALCHEMY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1999 AND
                               SEPTEMBER 30, 1998

ASSETS
                                                        June
                                                     (Unaudited)     September
                                                    -----------     -----------
CURRENT ASSETS:
     Cash                                           $    82,699     $    66,186
     Inventory                                          186,890         178,655
     Prepaid Expenses                                    50,000              --
                                                    -----------     -----------
     Total Current Assets                           $   319,589     $   244,841

PROPERTY AND EQUIPMENT                                   19,378          20,060

OTHER ASSETS:
     Licensing Agreement, Net of
        Accumulated Amortization                        173,250         189,750
                                                    -----------     -----------

          TOTAL ASSETS                              $   512,217     $   454,651
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                               $     2,800     $    10,148
     Accrued Expenses                                     2,940           7,476
     Customer Deposits                                  119,200          90,500
     Stockholder Loans                                   59,796          56,494
     Notes Payable, Including
        Accrued Interest                                 80,026          75,286
                                                    -----------     -----------
        Total Current Liabilities                   $   264,762     $   239,904

          TOTAL LIABILITIES                             264,762         239,904

STOCKHOLDERS' EQUITY:
     Common Stock, $.001 per value,
     20,000,000 shares authorized,
     2,702,394 and 2, 437,394 shares,
      respectively, issued and outstanding                2,702           2,437
     Additional Paid-In Capital                       2,534,443       2,224,598
     Accumulated Deficit                             (2,289,690)     (2,012,288)
                                                    -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY                         247,455         214,747

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $   512,217     $   454,651
                                                    ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             ALCHEMY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS JUNE 30, 1999 AND 1998


                                                                   Three Months Ended                       Nine Months Ended
                                                                        June 30,                                 June 30,
                                                                1999                1998                 1999               1998
                                                             -----------         -----------         -----------         -----------
     NET SALES                                               $   122,118         $   172,359         $   441,198         $   501,919

     Cost of Sales                                                92,810             133,171             326,648             387,498
                                                             -----------         -----------         -----------         -----------

     GROSS MARGIN                                            $    29,308         $    39,188         $   114,550         $   114,421

     Selling, General and
       Administrative Exp                                         36,714              39,744             125,983              91,693
                                                             -----------         -----------         -----------         -----------

     OPERATING
             INCOME (LOSS)                                        (7,406)               (556)            (11,433)             22,728

     Interest - Net                                                2,680                --                 8,041                --

     Provision for Loan Loss                                        --                  --               257,928                --
                                                                                                     -----------

     NET PROFIT (LOSS)                                           (10,086)               (556)           (277,402)             22,728
                                                             ===========         ===========         ===========         ===========


     BASIC LOSS PER SHARE AMOUNTS:
     Net Loss                                                $     (.004)        $      0.00         $     (.104)        $      0.01
                                                             ===========         ===========         ===========         ===========


Weighted average number
Common share outstanding                                       2,658,227           2,252,046           2,658,227           2,252,046
                                                             ===========         ===========         ===========         ===========


     The equation for computing basic income (loss) per common share is: Income
     (Loss) available to common shareholders/ Weighted-average shares.

The accompanying notes are an integral part of the consolidated financial statements.

                             ALCHEMY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                              1999                     1998
                                                                            ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                      $(277,402)               $  22,728
     Adjustments to Reconcile Net Income (Loss) to Net
        Cash Used by Operating Activities:
          Depreciation and Amortization                                        17,182                    1,431
          Increase in Prepaid Expenses                                        (50,000)                       0
          Increase in Accounts Receivable                                           0                  (92,699)
          Increase in Inventory                                                (8,235)                (131,912)
            Decrease in other current assets                                        0                    1,240
          Decrease in Accounts Payable                                         (7,348)                 (40,266)
          Increase (Decrease) in Accrued Expenses                              (4,536)                  (2,103)
          Increase (in Customer Deposits                                       28,700                  117,415
                                                                            ---------                ---------

     Net Cash Used by Operating Activities                                   (301,639)                (124,166)
                                                                            =========                =========

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in Stockholder Loans                                              3,302                     --
     Increase in Notes Payable                                                  4,740                    1,875
     Proceeds from Stock Issuances                                            310,110                  400,000
                                                                            ---------                ---------

     Net Cash Provided by Financing Activities                                310,110                  401,875
                                                                            =========                =========

NET INCREASE IN CASH                                                           16,513                  277,709

CASH AT BEGINNING OF PERIOD                                                    66,186                   44,753
                                                                            ---------                ---------


CASH AT END OF PERIOD                                                       $  82,699                $ 322,462
                                                                            =========                =========

Supplemental Cash Flow Information:

     Interest Paid During the Year                                               --                       --

     Income Taxes Paid During the Year                                           --                       --


The accompanying notes are an integral part of the consolidated financial statements.

ALCHEMY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Alchemy Holdings, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered to be necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the expected results for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.


NOTE B - GOING CONCERN CONSIDERATION

The Company's consolidated financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $319,288 and $92,762 for the years ended September 30, 1998 and 1997, respectively, and has cumulative losses since inception of $2,289,690.

As a result of such losses the Company's financial position has been significantly impaired. The Company's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable, adequate financing or the restructuring of existing obligations. During the year ended September 30, 1998, the Company satisfied its obligations to certain note holders with the proceeds of short-term financing from Masada I, LP, a control shareholder of Cigarette Racing Team, Inc. (This extinguishment of debt resulted in an extraordinary gain of $130,203.) The Company has sought to implement cost-saving measures, reduce other operating costs, and utilize deposits from customers in connection with firm purchase orders to help finance operating costs. Management has also sought to convert some of its debt to equity in connection with a proposed merger with one of its principal customers, Cigarette Racing Team, Inc.. There is no assurance that the Company will be successful in these endeavors. The accompanying financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.


NOTE C - DEFERRED TAXES

Deferred income taxes are the result of the tax effect of changes in temporary differences between the tax basis and the book basis of an asset or liability. Deferred tax assets are subject to a valuation allowance if their realization is not reasonably assured.

Deferred tax assets are comprised of the following at June 30, 1999:

     Net Operating Loss Carry Forward Benefit                    $ 915,876

     Investment Credit                                               7,712

     Valuation Allowance                                          (923,588)
                                                                 ---------

     Net Deferred Tax Asset                                      $       0
                                                                 =========

NOTE 3 - MAJOR CUSTOMER

Of the Company's total sales for the nine months ended June 30, 1999, $165,568 or 37 % were with one customer, Cigarette Racing Team, Inc.

During the nine months ended June 30, 1999, the Company transferred $257,928 in funds to Cigarette Racing Team, Inc. This advance is unsecured, bears interest at the rate of 11% and is payable upon demand. As Cigarette Racing Team, Inc. does not currently have the financial capability to satisfy this obligation the Company has recorded a provision for loan loss for the entire amount of the loan and interest income has not been accrued.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

For the nine months ended June 30, 1999, the Company reported net sales of $441,198. This compared to net sales of $501,919 for the same period in the 1998 fiscal year. The cost of sales for the first nine months of fiscal year 1999 was $326,648 as compared to $387,498 for the same period in fiscal year 1998. The gross margin for the nine-month period ended June 30, 1999 was $114,550, as compared to $114,421 for the same period in the 1998 fiscal year. Selling, general and administrative expenses for the first nine months of fiscal year 1999 was $125,983 as compared to selling, general and administrative expenses of $91,693 for the same time period in fiscal year 1998. Net interest expense of $8,041 and the provision for loan loss of $257,928 resulted in a net loss of $277,402 for the nine-month period ended June 30, 1999 as compared to a net income of $22,728 for the same time period in fiscal year 1998.

The results of operations for the nine months ended June 30, 1999 reflect a provision for loan loss in the amount of $257,928. This loss relates to a loan extended to Cigarette Racing Team, Inc. during fiscal 1999, which bears interest at the rate of 11% and is payable upon demand.


Results of Operations - Comparison of Quarters Ended June 30, 1999 and June 30, 1998

For the three months ended June 30, 1999 the Company reported a net loss of $10,086 compared to a net loss of $556 for the three months ended June 30, 1998. Net revenues of $122,118 during the current quarter decreased 29% from $172,359 during the same period in fiscal 1998. The decrease in gross margin for the three months reflects a decline in cost of sales.

Gross margins were $29,308 (24%) and $39,188 (22.7%) for the periods ended June 30, 1999 and 1998, respectively. The decrease was due primarily to a decrease in product sales.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $36,714 compared to $39,744 from the same period in fiscal 1998. The decrease of $3,030 in expenses reflects the slightly lower sales volume, as well as management's efforts to contain operating costs.

Net interest expense for the three month period ended June 30, 1999 was $2,680 compared to $0 for the same period in fiscal 1998.

The results of operations for the three month period ended June 30, 1999 was a net loss of $10,086 compared to a net loss of $556 for the same period in fiscal 1998.


Liquidity and Capital Resources

The Company had cash on hand in the amount of $82,699 at June 30, 1999 compared to $66,186 at September 30, 1998. Working capital increased from $4,937 at September 30, 1998 to $54,827 at the end of the current period. The working capital increase was related principally to increases in prepaid expenses and inventory.

Alchemy Holdings, Inc. and its subsidiaries have accumulated a net deficit of over $2,000,000, giving rise to questions regarding the ability of the company to continue as a going concern.

The current nine month loss was $19,474 exclusive of the recognition of the loan loss provision

Management is currently exploring cost reductions, changes in cash flows policies, and the potential for increases in current capacity levels to improve profitability.

The Company's ability to continue as a going concern is dependent upon its ability to attain a satisfactory level of profitability and to obtain suitable and adequate financing. During the last fiscal year ended September 30, 1998, the Company satisfied its obligations to certain note holders with the proceeds of short-term financing from Masada I, LP, a control shareholder in Cigarette Racing Team. The Company has sought to implement cost-saving measures, reduce other operating costs, utilize deposits from customers in connection with firm purchase orders to help finance operating costs and to convert some of its debt to equity in connection with a proposed merger with one of its principal customers, Cigarette Racing Team. There is no assurance that the Company will be successful in these endeavors. The accompanying financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

During the first quarter of the current fiscal year the Company filed a registration statement on Form S-8 to register 265,000 shares of common stock at $2.00 per share. In connection with its proposed merger with Cigarette Racing Team, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission on May 6, 1998 (the "Registration Statement") and Amendment No. 1 to the Registration Statement on November 12, 1998. Amendment No. 2 was filed on May 10, 1999, Amendment No. 3 was filed on August 13, 1999, and Amendment No. 4 was filed on August 16, 1999. The Company expects that the proposed merger between the Company and Cigarette Racing Team, Inc. will be consummated as soon as practical after shareholder approval, providing the Company with the opportunity to raise additional equity capital.


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

The Company does not expect to be affected by the year 2000 issue as it does not rely on data- sensitive software or affected hardware. Its software has been protected and Alchemy does not utilize machines to produce its products which are computerized. The Company manufactures products which employ computer chips as part of their ability to perform as designed. The Company's primary supplier, Mercury Motors, Inc. ("Mercury"), has indicated to the Company that Mercury is year 2000 compliant in all of its operations. The Company has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are Year 2000 compliant. If the system of Alchemy or other companies on whose services Alchemy depends, including Alchemy's customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations. Although the Company does not anticipate any Year 2000 problems, it is unable to determine its most likely Year 2000 worst case scenario. Further, in the event that the Company suffers a material adverse effect due to the Year 2000 problem, it has no contingency plans at this time and does not expect to have any implemented by December 31, 1999. Notwithstanding the above, the Company does not expect to have to replace any machinery due to inherent year 2000 problems.


PART II.  OTHER INFORMATION

None


SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 1999




ALCHEMY HOLDINGS, INC


BY: /s/ Adam Schild