Form 10KSB/A
period 1998-09-30
ALCHEMY HOLDINGS INC
filed 1999-09-08
CIK 841183

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


On December 11, 1989 and January 17, 1990, the Company completed the public offering of an aggregate of 197,940 Units of its securities consisting of 593,820 shares of common stock and 197,940 warrants. The Company received net proceeds of approximately $969,500 from the public offering. The Units, each of which consisted of 3 shares of Alchemy Common Stock and one Class A warrant, were offered at a price of $6.00 per unit. Each Class A warrant entitled the holder to purchase one share of common stock at a price of $2.10 per share for a period of three years ("Class A Warrant"). Upon the exercise of a Class A Warrant, the holder would receive one share of Alchemy Common Stock and one Class B common stock Purchase warrant to purchase one share of Alchemy Common Stock at a price of $3.00 per share for a period of four years.

On May 12, 1997, the Company held a special meeting of the Board of Directors. Pursuant to that meeting, the Board of Directors decided to engage in the business of licensing, designing and marketing of Cigarette merchandise and apparel in addition to its current activities of high performance engine manufacturing, in order to provide the Company's current shareholders with the potential of future liquidity in their stock ownership and the possibility of future gain. As such, the Company has sought and located management to assist in such project, and said management will undertake to raise capital through debt or equity instruments to fund its future operations. See "The Company's proposed merger with Cigarette Racing Team, Inc."


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


In connection therewith, at the Directors meeting on May 12, 1997, a unanimous consent of the Board of Directors and a majority of the outstanding stockholders represented at the meeting approved that the Company adopt a recapitalization pursuant to which the issued and outstanding shares of the Company's common stock are reverse split, or consolidated, on a 1-for-80 basis so that the shareholders receive one share of the Company's common stock for every 80 shares held; no fractional shares were issued and any fractional interests were rounded to the nearest whole number. On May 12, 1997 prior to the reverse split, the Company's Common Stock was not actively trading on the OTC - Bulletin Board.

On May 19, 1997, the Company issued the post split certificates to its shareholders. The deemed per share value for the purposes of determining the post split shares as well as future financing transactions was $.10. Management concluded that the past quoted market price did not accurately reflect the fair market price of the stock.


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


On May 19, 1997, the Company sold all of its assets and liabilities of its high performance engine building operation to the Company's wholly owned subsidiary Hawk Marine Power, Inc. in exchange for 100 shares of Hawk Marine Power, Inc., the new wholly owned subsidiary. The 100 shares exchanged represents 100% of the issued and outstanding shares of Hawk Marine Power, Inc.

On May 19, 1997, the Company issued 2,000,000 post-split restricted shares of the Company's common stock to Offshore Racing, Inc., in exchange for the Company's exclusive world-wide right and license to use the trademarks, and service marks of "Cigarette Racing Team, Inc.", for all goods and services other than the use of the trademarks and service marks on any form of watercraft. The deemed share price was $.10. In conjunction with the purchasing of the licensing agreement, the Company formed a corporation under the laws of the State of Delaware, organized as a wholly owned subsidiary of the Company known as "Cigarette Licensing, Inc." to operate the Company's licensing business.

On May 19, 1997, the Company issued 200,000 post-split shares of the Company's common stock to the professionals responsible for the professional services related to and for negotiating, arranging and brokering the licensing and other related transactions described herein on behalf of the Company.


Pursuant to a Form S-8 registration statement filed with the Commission on June 25, 1998, the Company registered 200,000 shares of the Company's common stock at a price of $2.00 for the purposes of funding the

Alchemy Employee Stock Payment Plan, dated January 2, 1998. See "The Company's Use of the Sale of S-8 Stock to Partially Pay Cigarette Employees" on page 14.

Pursuant to a Form S-8 registration statement filed with the Commission on October 13, 1998, the Company registered 265,000 shares of the Company's common stock at a price of $2.00 for the purposes of funding the Alchemy Employee Stock Payment Plan, dated January 2, 1998. See "The Company's Use of the Sale of S-8 Stock to Partially Pay Cigarette Employees" on page 14.


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

Manufacturing Operations

Hawk engines are manufactured at the HMP production facility in Aventura, Florida. The engines are hand built from component parts and in certain instances, are custom designed for individual customers. HMP believes the recognition for its high performance engines is attributable to the accumulated experience, knowledge and know-how related to the innovation, design, balancing, assembly and testing of the engines. The manufacture of the Hawk engine consists of three stages: (i) hand tooling and modification of component parts; (ii) assembly of the engine; and (iii) testing of the engine. HMP orders most of the components used in the Hawk engine directly from manufacturers, distributors and specialty automobile parts suppliers. With the exception of General Motors, which manufactures the engine blocks used in most Hawk engines, HMP does not regard any single supplier as essential to its operations. Most of the components HMP utilizes are available from multiple sources at competitive prices.

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

The Company's Proposed Merger with Cigarette Racing Team, Inc. (collectively, the "Companies")


On May 12, 1997 Alchemy held a special meeting of the Board of Directors. Pursuant to that meeting and as a result of other Board of Directors actions taken therein an Agreement and Plan of Merger was presented to both the Company's and Cigarette's Boards, respectively (the "Merger Agreement").


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


Recommendation of Alchemy's Board


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


Upon the recommendations of the Companies' respective Boards, Alchemy formed Cigarette Boats, Inc. ("Merger Sub"), a Delaware corporation. Merger Sub is a newly-formed, wholly-owned subsidiary of Alchemy formed solely for the purpose of the Merger. Merger Sub has no material assets or liabilities and has not engaged in any material operations since its incorporation. Merger Sub's principal executive offices are located at 3025 N.E., 188th Street, Aventura, Florida 33180. Its telephone number at that address is (305) 932-9230.


The Proposed Merger


The Merger Agreement provides for the merger of Merger Sub with and into Cigarette (the "Merger"), whereupon Cigarette will be the surviving corporation and will become a wholly-owned subsidiary of Alchemy. The Merger Agreement further provides that upon the Effective Time of the Merger (i) each issued and outstanding share of Cigarette Common Stock (other than those shares held by holders who perfect their dissenters' rights with respect to the Merger pursuant to the Florida Business Corporation Act) will be converted into one share of Alchemy Common Stock, (ii) each issued and outstanding share of Cigarette Series A Preferred Stock will be converted into one share of Alchemy Series A Preferred Stock, possessing similar rights, terms and conditions as the Cigarette Preferred Stock and (iii) each issued and outstanding Cigarette Class A Warrant, Cigarette Class B Warrant, Cigarette Class X Warrant and Cigarette Class Y Warrant will be converted, respectively, into one Alchemy Class A Warrant, one Alchemy Class B Warrant, one Alchemy Class X Warrant or one Alchemy Class Y Warrant. The Alchemy Class A Warrants, the Alchemy Class B Warrants, the Alchemy Class X Warrants and the Alchemy Class Y Warrants to be issued in the Merger will entitle the holders thereof to purchase, on the same terms and conditions as were applicable under the Cigarette Class A Warrants, the Cigarette Class B Warrants, the Cigarette Class X Warrants and the Cigarette Class Y Warrants, the number of shares of Alchemy Common Stock that the holders of such Cigarette Warrants would have been entitled to receive in the Merger had such holders exercised their Cigarette Warrants immediately prior to the Effective Time as that term is defined in the Merger Agreement.

In connection with the Merger, immediately prior to the Effective Time, Alchemy will repurchase and retire 2,000,000 shares of Alchemy Common Stock held by Offshore in consideration for 100 shares of Alchemy Series B Preferred Stock, having an aggregate liquidation preference equal to $1,000,000.

Based on the 3,719,450 shares of Cigarette Common Stock issued and outstanding as of August 13, 1999 and the 1,000,000 additional shares of Cigarette Common Stock which Cigarette has agreed to issue to Central Manufacturing Inc. ("Central"), a creditor of Cigarette, prior to the Effective Time in partial exchange for the forgiveness and cancellation of Cigarette's indebtedness to Central, Alchemy estimates that a total of 4,719,450 shares of Alchemy Common Stock will be issued to holders of Cigarette Common Stock in the Merger. After giving effect to the proposed repurchase and retirement by Alchemy of the 2,000,000 shares of Alchemy Common Stock currently held by Offshore, it is expected that the current holders of Cigarette Common Stock will own approximately 87% of the issued and outstanding Alchemy Common Stock immediately following the consummation of the Merger. In addition, the Alchemy Warrants to be issued in the Merger to current holders of Cigarette Warrants will entitle such holders to purchase up to an additional 2,280,000 shares of Alchemy Common Stock (or an additional approximately 30% of the Alchemy Common Stock on a fully diluted basis) following the consummation of the Merger.

The Merger has not yet been consummated due to delays encountered by Alchemy and Cigarette in preparing and clearing with the Commission proxy materials to be used to solicit the approval of their respective shareholders to the Merger Agreement and the transactions contemplated thereby.

The details surrounding these delays are as follows: (i) Alchemy and Cigarette were not prepared to file a registration statement with the Commission until May 6, 1998, at which time a registration statement was initially filed; (ii) on June 11th and 12th, 1998, the Commission issued extensive comments regarding the May 6, 1998, filing, including several focusing on the independence of Alchemy's auditors; (iii) substantial time was required to answer all of the comments and, as a result, responses were not filed with the Commission until November 12, 1998; (iv) pursuant to subsequent discussions between Alchemy and the Commission it was agreed that the Commission would not review the November 12th filing until 1998 year-end audited financials of Alchemy and Cigarette were filed with the Commission; (v) in December 1998, Cigarette management discovered that a defalcation had occurred and as a result of such defalcation, Cigarette was not prepared to re-file the Registration Statement with the Commission until May 6, 1999.

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


Some of the remaining Cigarette creditors will receive either settlement payments or services or a combination of the two from Cigarette in satisfaction of Cigarette's debts to those individuals. The satisfaction of certain debts is expected to take place within 120 days of the Effective Time.




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

Gross Margins were $91,218 (12%) and $157,773 (15%) for the years ended September 30, 1998 and 1997, respectively. The decrease was due primarily to a drop in demand and a corresponding decrease in sales of Hawk engines.

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

         June   16, 1998                            $32,985.05
         June   23, 1998                             33,556.39
         June   30, 1998                             42,210.78
         July   10, 1998                             30,282.13
         July   13, 1998                             27,161.34
         July   21, 1998                             30,294.91
         July   28, 1998                             34,178.33
         August  6, 1998                             30,488.55
         August 11, 1998                             31,321.49
         August 18, 1998                             31,029.72

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


The Company does not expect to be affected by the Year 2000 issue as it does not rely on data-sensitive software or affected hardware. Its software has been protected and Alchemy does not utilize machines to produce its products which are computerized. The Company manufactures products which employ computer chips as part of their ability to perform as designed. The Company's primary supplier, Mercury Motors, Inc. ("Mercury"), has indicated to the Company that Mercury is year 2000 compliant in all of its operations. The Company has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are Year 2000 compliant. If the systems of Alchemy or other companies on whose services Alchemy depends, including Alchemy's customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations. Although the Company does not anticipate any Year 2000 problems, it is unable to determine its most likely Year 2000 worst case scenario. Further, in the event that the Company suffers a material adverse effect due to the year 2000 problem, it has no contingency plans at this time and does not expect to have any by December 31, 1999. Notwithstanding the above, the Company does not expect to have to replace any machinery due to inherent year 2000 problems.

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

         Name                       Positions(s)                       Age
         ----                       ------------                       ---

         Craig Barrie               President/Director                  49

         Berton Lorow               Vice President/Director             43

         Adam Schild                Secretary/Director                  29

         Penny Adams Field          Chief Financial Officer             44



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


Penny Adams Field - Chief Financial Officer

Ms. Adams Field has been employed by Alchemy since June, 1999 as its Chief Financial Officer. She is also a principal and co-founder of Executive Concepts, a management consulting and investment banking advisory firm. As a management consultant, Ms. Adams Field has consulted since 1989. Prior to founding Executive Concepts, Ms. Adams Field was an administrator for the John M. Olin School of Business of Washington University in St. Louis. Prior to her administrative role she served as a full-time member of the accounting faculty instructing in financial accounting and cost management for undergraduate and graduate programs.

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

Item 13.  Exhibit and Reports on Form 8-K

(a)       Index to Exhibits

2.1       Agreement and Plan of Reorganization (1)

2.1       Agreement of Merger (1)

3.1 Certificate of Incorporation of Hawk Marine Power, Inc. (a Utah corporation) as Amended (1)

3.2 Certificate of Incorporation of Hawk Marine Power, Inc. (a Florida corporation) as Amended (1)

3.2.1 Certificate of Amendment of the Articles of Incorporation of Hawk Marine Power, Inc. (2)

3.3       Bylaws of Hawk Marine Power, Inc. (a Utah corporation) (1)

3.4       Bylaws of Hawk Marine Power, Inc. (a Florida corporation) (1)

3.5       Specimen Certificate of Common Stock (1)

4.1       Form of 11% Secured Promissory Note (1)

10.1      Employment Agreement with Craig Barrie (1)

10.1 October 25, 1997 Letter of Intent Between Alchemy Holdings, Inc. and Cigarette Racing Team, Inc.

16.1      Letter Regarding the Change of the Company's Independent Auditor

21.1      Subsidiaries of the Registrant


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


Date: September 7, 1999                       Alchemy Holdings, Inc.




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



/s/ Penny Adams Field - Chief Financial Officer
---------------------
Penny Adams Field

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



CALLAGHAN NAWROCKI, LLP


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



JERE J. LANE, CPA


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

The components of the net deferred tax as of September 30, 1998 are as follows:

Net Operating Loss Carryforward                       $  637,669
Investment Credit                                          7,712
                                                      ------------
                                                         645,381
Valuation Allowance                                     (645,381)
                                                      ------------
Net Deferred Tax                                      $       --
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

NOTE 11- PROPOSED MERGER WITH CIGARETTE RACING TEAM, INC.


The Boards of Directors of the Company and Cigarette Racing Team, Inc. ("Cigarette") have approved a Plan of Merger whereby Cigarette Boats, Inc., a newly-formed, wholly-owned subsidiary of the Company will be merged with and into Cigarette (the "Merger"). In connection therewith, the Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to the shares of Common Stock of Alchemy Holdings, Inc. to be retained by holders of Alchemy Common Stock in the proposed merger of Cigarette Racing Team, Inc. with and into Alchemy with Alchemy continuing as the surviving corporation of the merger.


Pursuant to the Merger Agreement, (i) Cigarette Boats, Inc. will be merged with and into Cigarette, whereupon Cigarette will be

                     ALCHEMY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the surviving corporation and will become a wholly-owned subsidiary of Alchemy,
(ii) each share of Cigarette preferred stock, Series A ("Cigarette preferred stock, Series A), issued and outstanding as of the effective date of the Merger will be converted into one (1) share of Alchemy's preferred stock, Series A ("Alchemy preferred stock, Series A) possessing similar rights, terms and conditions as the Cigarette preferred stock, Series A, (iii) each issued and outstanding share of Cigarette common stock will be converted into one (1) share of Alchemy common stock. Alchemy management anticipates that Central Manufacturing, Inc., an Alabama corporation, ("Central") will receive 1,000,000 shares of Alchemy common stock and $1,000,000 of Alchemy preferred stock, Series A in exchange for the forgiveness and cancellation of Cigarette's indebtedness to Central. It is also expected by Alchemy management that prior to the Merger's effectiveness Alchemy will repurchase and subsequently retire 2,000,000 shares of Alchemy common stock held by Offshore Racing, Inc., a foreign corporation, in exchange for its receipt of $1,000,000 of Alchemy preferred stock, Series B.


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