Form 10QSB/A
period 1999-03-31
ALCHEMY HOLDINGS INC
filed 1999-09-10
CIK 841183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A


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

Results of Operations

For the three-month period ended March 31, 1999

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

Selling, general and administrative expenses for the three months ended March 31, 1999 were $41,850 compared to $35,510 from the same period in fiscal year 1998.

Provision for Loan Loss for the three months ended March 31, 1999 is $38,318.

For the six-month period ended March 31, 1999

For the six-month period ended March 31, 1999, Alchemy reported net sales of $319,080. This compared to net sales of $329,560 for the same period in the 1998 fiscal year, a decease of 3.2%. The cost of sales for the first six months of fiscal year 1999 was $233,838 as compared to $254,327 for the same period in fiscal year 1998.

Gross margins for the six months was 26.7% of net sales compared to 22.8% of net sales for the same period in fiscal 1998. The gross margin for the six-month period ended March 31, 1999 was $85,242, as compared to $75,233 for the same period in the 1998 fiscal year.

Selling, general and administrative expenses for the six months ended March 31, 1999 were $89,269 compared to $68,119 from the same period in fiscal year 1998.

The interest expense of $5,361 and the provision for loan loss of $257,928 in the first six months of fiscal year 1999 resulted in a net loss of $267,316 for the six-month period ended March 31, 1999 as compared to net loss of $11,871 for the same time period in fiscal year 1998.

Liquidity and Capital Resources

The Company had cash on hand in the amount of $73,698 at March 31, 1999 compared to $23,764 at March 31, 1998. At March 31, 1999 there was working capital of $59,075 compared to working capital of $25,298 at March 31, 1998. The working capital increase was related to principally to increases in inventory and prepaid expenses.

At September 30, 1998 the Company had cash on hand in the amount of $66,186. Working capital increased from $4,937 at September 30, 1998 to $59,185 at the end of the current period.

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

The Proposed Merger

     The Merger Agreement provides for the merger of Merger Sub with and into Cigarette (the "Merger"), whereupon Cigarette will be the surviving corporation and will become a wholly-owned subsidiary of Alchemy. The Merger Agreement further provides that upon the Effective Time of the Merger (i) each issued and outstanding share of Cigarette Common Stock (other than those shares held by holders who perfect their dissenters' rights with respect to the Merger pursuant to the Florida Business Corporation Act) will be converted into one share of Alchemy Common Stock, (ii) each issued and outstanding share of Cigarette Series A Preferred Stock will be converted into one share of Alchemy Series A Preferred Stock, possessing similar rights, terms and conditions as the Cigarette Preferred Stock and (iii) each issued and outstanding Cigarette Class A Warrant, Cigarette Class B Warrant, Cigarette Class X Warrant and Cigarette Class Y Warrant will be converted, respectively, into one Alchemy Class A Warrant, one Alchemy Class B Warrant, one Alchemy Class X Warrant or one Alchemy Class Y Warrant. The Alchemy Class A Warrants, the Alchemy Class B Warrants, the Alchemy Class X Warrants and the Alchemy Class Y Warrants to be issued in the Merger will entitle the holders thereof to purchase, on the same terms and conditions as were applicable under the Cigarette Class A Warrants, the Cigarette Class B Warrants, the Cigarette Class X Warrants and the Cigarette Class Y Warrants, the number of shares of Alchemy Common Stock that the holders of such Cigarette Warrants would have been entitled to receive in the Merger had such holders exercised their Cigarette Warrants immediately prior to the Effective Time.

     In connection with the Merger, immediately prior to the Effective Time, Alchemy will repurchase and retire 2,000,000 shares of Alchemy Common Stock held by Offshore in consideration for 100 shares of Alchemy Series B Preferred Stock, having an aggregate liquidation preference equal to $1,000,000.

     Based on the 3,719,450 shares of Cigarette Common Stock issued and outstanding as of August 13, 1999 and the 1,000,000 additional shares of Cigarette Common Stock which Cigarette has agreed to issue to Central Manufacturing Inc. ("Central"), a creditor of Cigarette, prior to the Effective Time in partial exchange for the forgiveness and cancellation of Cigarette's indebtedness to Central, Alchemy estimates that a total of 4,719,450 shares of Alchemy Common Stock will be issued to holders of Cigarette Common Stock in the Merger. After giving effect to the proposed repurchase and retirement by Alchemy of the 2,000,000 shares of Alchemy Common Stock currently held by Offshore, it is expected that the current holders of Cigarette Common Stock will own approximately 87% of the issued and outstanding Alchemy Common Stock immediately following the consummation of the Merger. In addition, the Alchemy Warrants to be issued in the Merger to current holders of Cigarette Warrants will entitle such holders to purchase up to an additional 2,280,000 shares of Alchemy Common Stock (equal to approximately 30% of the Alchemy Common Stock on a fully diluted basis) following the consummation of the Merger.

     Although a letter of intent was signed by both Alchemy and Cigarette (the "Companies") on October 25, 1997, the Merger has not yet been consummated due to delays encountered by Alchemy and Cigarette in preparing and clearing with the Commission proxy materials to be used to solicit the approval of their respective shareholders to the Merger Agreement and the transactions contemplated thereby.

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

     See "The Merger - Regulatory Approvals" and "The Merger Agreement - Termination."

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

The Company does not expect to be affected by the Year 2000 issue as it does not rely on data-sensitive software or affected hardware. Its software has been protected and Alchemy does not utilize machines to produce its products which are computerized. The Company manufactures products which employ computer chips as part of their ability to perform as designed. The Company's primary supplier, Mercury Motors, Inc. ("Mercury"), has indicated to the Company that Mercury is year 2000 compliant in all of its operations. The Company has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are Year 2000 compliant. If the systems of Alchemy or other companies on whose services Alchemy depends, including Alchemy's customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations. Although the Company does not anticipate any year 2000 problems, it is unable to determine its most likely worst case scenario. Further, in the event that the Company suffers a material adverse effect due to the Year 2000 problem, it has no contingency plans at this time and does not expect to have any by December 31, 1999. Notwithstanding the above, the Company does not expect to have to replace any machinery due to inherent year 2000 problems.

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


Date: September 7, 1999





                                        ALCHEMY HOLDINGS, INC



                                        BY: /s/ Adam Schild
                                            -----------------------------------
                                            ADAM SCHILD

                                            Secretary